Form 10-Q
period 2016-12-31
Genesys Industries, Inc.
filed 2017-02-09
CIK 1683131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

_________________

GENESYS INDUSTRIES, INC.

_________________

Florida	333-213387	30-0852686
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

1914 24th Ave E Palmetto, Florida 34221
(Address of Principal Executive Offices) (Zip Code)

941-722-3600
(Registrant’s telephone number, including area code)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 9, 2017, the issuer had 17,000,000 shares of its common stock issued and outstanding.

1

2

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENESYS INDUSTRIES, INC.

INDEX TO FINANCIAL STATEMENTS

December 31, 2016

GENESYS INDUSTRIES, INC. BALANCE SHEETS
	December 31, 2016	June 30, 2016
	(Unaudited)
ASSETS
Current assets:
Cash	$2,245	$100
Total current assets	2,245	100

Website development, net	822	1,131

Total assets	$3,067	$1,231

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$411	$7,250
Due to related party	5,300	3,500
Total current liabilities	5,711	10,750

Total liabilities	5,711	10,750

Stockholders' equity (deficit):
Class B Preferred stock, $0.001 par value, 25,000,000 shares authorized; 10,000,000 and 10,000,000 issued and outstanding, respectively	10,000	10,000
Common stock, $0.001 par value, 100,000,000 shares authorized; 17,000,000 and 17,000,000 shares issued and outstanding, respectively	17,000	17,000
Additional paid-in capital	(10,000)	(10,000)
Stock subscription receivable	—	(16,900)
Accumulated deficit	(19,644)	(9,619)
Total stockholders' equity (deficit)	(2,644)	(9,519)

Total liabilities and stockholders' equity (deficit)	$3,067	$1,231

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENESYS INDUSTRIES, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015
Revenue	$—	$—	$1,357	$—
Cost of revenue	—	—	(698)	—
Gross Margin	—	—	659	—
Operating Expenses:
General & administrative expenses	5,643	155	10,684	309
Total operating expenses	5,643	155	10,684	309

Loss from operations	(5,643)	(154)	(10,025)	(309)

Loss before income taxes	(5,643)	(155)	(10,025)	(309)

Provision for income taxes	—	—	—	—

Net Loss	$(5,643)	$(155)	$(10,025)	$(309)

Net Loss Per Common Share, basic & diluted	$0.00	$(0.02)	$0.00	$(0.03)

Weighted Common Shares Outstanding, basic & diluted	17,000,000	10,000	17,000,000	10,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENESYS INDUSTRIES, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Six Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net Loss	$(10,025)	$(309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	309	309
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(6,839)	—
Net cash used in operating activities	(16,555)	—

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Advances from a related party	1,800	—
Proceeds from the sale of common stock	16,900	—
Net cash provided by financing activities	18,700	—

Net change in cash	2,145	—

Cash, beginning of period	100	—

Cash, end of period	$2,245	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENESYS INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Genesys Industries, Inc. (the “Company”), was incorporated on December 9, 2014 under the laws of the State of Florida. Genesys Industries is an emerging manufacturer and fabricator of building construction products. Our products include fenestration components such as, energy-efficient flexible insulating glass units (IGU’s), extruded vinyl profiles, extruded aluminum profiles and precision engineered building materials.

We have received minimal revenue from our operations to date. Initial operations have included organization, target market identification, marketing plans, and capital formation. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace.

The Company has adopted its fiscal year end to be June 30.

NOTE 2 - SUMMARY OF SIGNIFICCANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending June 30, 2017. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s financial statements for the year ended June 30, 2016.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the estimated useful lives of property and equipment.  Actual results could differ from those estimates.

Revenue Recognition

The Company follows paragraph 605-15-25 of the FASB Accounting Standards Codification for revenue recognition when the right of return exists.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) The seller's price to the buyer is substantially fixed or determinable at the date of sale, (ii) The buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product. If the buyer does not pay at time of sale and the buyer's obligation to pay is contractually or implicitly excused until the buyer resells the product, then this condition is not met., (iii) The buyer's obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (iv) The buyer acquiring the product for resale has economic substance apart from that provided by the seller. This condition relates primarily to buyers that exist on paper, that is, buyers that have little or no physical facilities or employees. It prevents entities from recognizing sales revenue on transactions with parties that the sellers have established primarily for the purpose of recognizing such sales revenue, (v) The seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (vi) The amount of future returns can be reasonably estimated if necessary.

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has had minimal revenue, has an accumulated deficit of $19,644 and net cash used in operations of $16,555. These conditions raise substantial doubt about its ability to continue as a going concern.

While the Company is attempting to execute its development strategy, the Company’s cash position may not be sufficient to support the Company’s daily operations without significant financing. While the Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

NOTE 4 - PROPERTY & EQUIPMENT

Long lived assets, including property and equipment and certain intangible assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected future cash flows of the related assets are less than their carrying values. Measurement of an impairment loss is based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Property and Equipment are first recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets as follows between three and five years.

Maintenance and repair expenses, as incurred, are charged to expense. Betterments and renewals are capitalized in plant and equipment accounts. Cost and accumulated depreciation applicable to items replaced or retired are eliminated from the related accounts with any gain or loss on the disposition included as income.

Assets stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2016	June 30, 2016
Website development	$1,850	$1,850
Less: accumulated depreciation	(1,028)	(719)
Fixed assets, net	$822	$1,131

Depreciation expense

Depreciation expense for the six months ended December 31, 2016 and 2015 was $309 and $309, respectively.

NOTE 5 - STOCKHOLDERS’ EQUITY

Common stock

Common stock includes 100,000,000 shares authorized at a par value of $0.001.

In conjunction with the inception of the Company 10,000 shares of common stock were issued to the founder at par value, $0.001.

On May 12, 2016, the founder exchanged his 10,000 shares of common stock for 10,000,000 shares of preferred stock.

On May 12, 2016, the Company sold 17,000,000 shares of common stock to the founder at $0.001 per share for total proceeds of $17,000.

Preferred stock

Preferred stock includes 25,000,000 shares of authorized at a par value of $0.001. Preferred stock includes 25,000,000 shares of Class B authorized at a par value of $0.001. The Preferred Stock constitutes a convertible stock in which (1) one Preferred Share is convertible into (5) five Common Shares. The Preferred Stock holders are entitled to vote on any matters on which the common stock holders are entitled to vote.

On May 12, 2016, the Company issued 10,000,000 shares of preferred stock to the founder in exchange for 10,000 shares of common stock.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of December 31, 2016, and June 30, 2016, the Company owed $5,300 and $3,500, respectively in loans payable to its President & CEO. The loans were received to pay for certain operating expenses. They are unsecured, non-interest bearing and due on demand.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued on February 8, 2017 and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

On January 10, 2017, the Company established a newly formed wholly owned subsidiary named Vinyl Tech Window Systems, LLC in Michigan for the purpose of commencing operations in the manufacturing and advanced fabrication of uPVC windows and doors and Insulated Glass Units (IGU’s).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Forward Looking Statements

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;
•	our business prospects;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy;
•	our possible future financings; and
•	the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Plan of Operations

Genesys Industries is an emerging manufacturer and fabricator of uPVC vinyl and extruded aluminum products for the global building construction industries. Our products include fenestration components such as, energy-efficient flexible insulating glass units, extruded vinyl profiles, extruded aluminum profiles and precision-formed metal and wood products. We design and manufacture impact-resistant windows and doors which combine heavy-duty extruded aluminum or vinyl frames with laminated glass. We are a vertically integrated manufacturer and fabricator.

Results of Operation for the Three Months Ended December 31, 2016 and 2015

Revenues

We recognized no revenue during the three months ended December 31, 2016 or 2015.

Operating Expenses

The Company incurred total operating expenses of $5,643 during the three months ended December 31, 2016, compared to $155 in the prior period. Prior period’s expense consisted solely of depreciation expense. In the current period our expenses have increased due to professional fees, primarily related to the recent filing of our S-1 Registration Statement, and other administrative expenses incurred as we begin to commence operations.

Net Loss

Net loss for the three months ended December 31, 2016 was $5,643 compared to $155 for the three months ended December 31, 2015.

Results of Operation for the Six Months Ended December 31, 2016 and 2015

Revenues

For the six months ended December 31, 2016, we earned revenue of $1,357, compared to $0 for the three months ended December 3, 2015.

Cost of Revenue

For the six months ended December 31, 2016, cost of revenue was $698, compared to $0 for the six months ended December 31, 2015.

Operating Expenses

The Company incurred total operating expenses of $10,684 during the six months ended December 31, 2016, compared to $309 in the prior period. Prior period’s expense consisted solely of depreciation expense. In the current period our expenses have increased due to professional fees, primarily related to the recent filing of our S-1 Registration Statement, and other administrative expenses incurred as we begin to commence operations.

Net Loss

Net loss for the six months ended December 31, 2016 was $10,025 compared to $309 for the six months ended December 31, 2015.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $19,644 at December 31, 2016, had a net loss of $10,025 and net cash used in operating activities of $16,555 for the six months ended December 31, 2016.

Net cash received from financing activities for the six months ended December 31, 2016 was $18,700.

Currently, we expect to incur an estimated negative cash flow per month in the amount of approximately $1,500 when considering the anticipated marketing costs associated with offering our services for sale together with general administrative expenses, offset by any revenue earned.

We believe that our principal difficulty in our inability to successfully implement our plan and attain profits has been the lack of available capital to commence, operate and expand our business.  We believe we need a minimum of approximately $300,000 in additional working capital to be utilized for development and launching of our operations for as well as funding the business development efforts to identify, qualify and acquire new customers, with the balance for working capital and general and administrative expense.  As of the date of this filing we have no other commitment from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future.  Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future. To such end, our auditor has indicated in its report on our financial statements for the year ended June 30, 2016 that our lack of revenues raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Note 1 to the Financial Statements describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, contingencies and taxes.  Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Financial Statements.

We are subject to various loss contingencies arising in the ordinary course of business.  We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies.  An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

We recognize deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.  The deferred tax assets and liabilities represent the expected future tax return consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled.  Future tax benefits have been fully offset by a 100% valuation allowance as management is unable to determine that it is more likely than not that this deferred tax asset will be realized.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the quarterly period ended December 31, 2016.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of our property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 12, 2016, the Company sold 17,000,000 shares of common stock to the founder at $0.001 per share for total proceeds of $17,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Part II Exhibits

No.	Description
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genesys Industries, Inc.

February 9, 2017	By:	/s/ Shefali Vibhakar
	Name:	Ms. Shefali Vibhakar
	Title:	Chief Financial Officer, President and Treasurer
(Principal Executive, Financial and Accounting Officer)

