Form 10-Q
period 2017-03-31
Genesys Industries, Inc.
filed 2017-05-05
CIK 1683131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

or

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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of April 22, 2017, the issuer had 17,545,000 shares of its common stock issued and outstanding.

1

2

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENESYS INDUSTRIES, INC.

INDEX TO FINANCIAL STATEMENTS

March 31, 2017

GENESYS INDUSTRIES. INC. CONDENSED BALANCE SHEETS (Unaudited)
	March 31, 2017	June 30, 2016
ASSETS
Current assets:
Cash	$36,292	$100
Total current assets	36,292	100

Website development, net	668	1,131

Total assets	$36,960	$1,231

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$305	$7,250
Due to related party	5,985	3,500
Total current liabilities	6,290	10,750

Total liabilities	6,290	10,750

Stockholders' equity (deficit):
Class B Preferred stock, $0.001 par value, 25,000,000 shares authorized; 10,000,000 and 10,000,000 issued and outstanding, respectively	10,000	10,000
Common stock, $0.001 par value, 100,000,000 shares authorized; 17,545,000 and 17,000,000 shares issued and outstanding, respectively	17,545	17,000
Additional paid-in capital	43,955	(10,000)
Stock subscription receivable	(10,000)	(16,900)
Accumulated deficit	(30,830)	(9,619)
Total stockholders' equity (deficit)	30,670	(9,519)

Total liabilities and stockholders' equity	$36,960	$1,231

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENESYS INDUSTRIES, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2017	2016	2017	2016
Revenue	$—	$—	$1,357	$—
Cost of revenue	—	—	(698)	—
Gross Margin	—	—	659	—
Operating Expenses:
General & administrative expenses	11,186	154	21,870	463
Total operating expenses	11,186	154	21,870	463

Loss from operations	(11,186)	(154)	(21,211)	(463)

Loss before income taxes	(11,186)	(154)	(21,211)	(463)

Provision for income taxes	—	—	—	—

Net Loss	$(11,186)	$(154)	$(21,211)	$(463)

Net Loss Per Common Share, basic & diluted	$0.00	$(0.02)	$0.00	$(0.06)

Weighted Common Shares Outstanding, basic & diluted	17,164,722	10,000	17,054,106	10,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENESYS INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net Loss	$(21,211)	$(463)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	463	463
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(6,945)	—
Net cash used in operating activities	(27,693)	—

Cash flows from investing activities:		—

Cash flows from financing activities:
Advances from a related party	2,485	—
Proceeds from the sale of common stock	61,400	—
Net cash provided by financing activities	63,885	—

Net change in cash	36,192	—

Cash, beginning of period	100	—

Cash, end of period	$36,292	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENESYS INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Genesys Industries, Inc. (the “Company”), was incorporated on December 9, 2014 under the laws of the State of Florida. Genesys Industries is a diversified multi-industry manufacturer of complex metal components and products. We serve all general industrial markets such as Aerospace, Automotive, Construction, Commercial, Food Processing, Industrial, Maritime, Medical, Railroad, Oil and Gas, Packaging, Telecom, Textiles, Pulp Paper, Transportation and many more. We are a leading vertically integrated precision cnc manufacturing and fabrication company with core emphasis on product design, engineering and precision manufacturing of complex components and products.

On January 10, 2017 the Company established a newly formed wholly owned subsidiary in Michigan for the purpose of commencing operations in advanced manufacturing and advanced fabrication. The subsidiary has not yet commenced any operations.

We have received minimal revenue from our operations to date. Initial operations have included organization, target market identification, marketing plans, and capital formation. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace.

The Company has adopted its fiscal year end to be June 30.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has had minimal revenue, has an accumulated deficit of $30,830 and net cash used in operations of $27,693. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Property and Equipment and intangible assets are first recorded at cost. Depreciation and/or amortization is computed using the straight-line method over the estimated useful lives of the various classes of assets as follows between three and five years.

Maintenance and repair expenses, as incurred, are charged to expense. Betterments and renewals are capitalized in plant and equipment accounts. Cost and accumulated depreciation applicable to items replaced or retired are eliminated from the related accounts with any gain or loss on the disposition included as income.

Assets stated at cost, less accumulated amortization consisted of the following:

	March 31, 2017	June 30, 2016
Website development	$1,850	$1,850
Less: accumulated amortization	(1,182)	(719)
Fixed assets, net	$668	$1,131

Amortization expense

Amortization expense for the nine months ended March 31, 2017 and 2016 was $463 and $463, respectively.

NOTE 5 – LINES OF CREDIT

The Company has established a line of credit with a commercial bank in the amount of $50,000. This is a revolving business line of credit (BLOC) and bears a fixed interest rate of 6.50%. The company has also established a corporate business credit card for use in travel related purposes. That line of credit is established at $20,000. Total consolidated revolving credit available under both credit arrangements is approximately $70,000.

NOTE 6 - STOCKHOLDERS’ EQUITY

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

Between January 24, 2017 and March 31, 2017, the Company sold 545,000 shares of common stock at $0.10 a share under the terms of its most recent offering. As of March 31, 2017, $10,000 had not yet been collected therefore has been debited to stock subscription receivable. The funds were collected on April 3, 2017.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

As of March 31, 2017, and June 30, 2016, the Company owed $5,985 and $3,500, respectively in loans payable to its President & CEO. The loans were received to pay for certain operating expenses. They are unsecured, non-interest bearing and due on demand.

NOTE 8 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued on April 22, 2017 and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

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

Plan of Operations

Genesys Industries is a diversified multi-industry manufacturer of complex metal components and products. We serve all general industrial markets such as Aerospace, Automotive, Construction, Commercial, Food Processing, Industrial, Maritime, Medical, Railroad, Oil and Gas, Packaging, Telecom, Textiles, Pulp Paper, Transportation and many more. We are a leading vertically integrated precision cnc manufacturing and fabrication company with core emphasis on product design, engineering and precision manufacturing of complex components and products.

On January 10, 2017, the Company established a newly formed wholly owned subsidiary in Michigan for the purpose of commencing operations in advanced manufacturing and advanced fabrication.

Results of Operation for the Three Months Ended March 31, 2017 and 2016

Revenues

We recognized no revenue during the three months ended March 31, 2017 or 2016.

Operating Expenses

The Company incurred total operating expenses of $11,186 during the three months ended March 31, 2017, compared to $154 in the prior period. Prior period’s expense consisted solely of amortization expense. In the current period our expenses have increased due to professional fees, for legal, audit and consulting, and other administrative expenses incurred as we begin to commence operations.

Net Loss

Net loss for the three months ended March 31, 2017 was $11,186 compared to $154 for the three months ended March 31, 2016.

Results of Operation for the Nine Months Ended March 31, 2017 and 2016

Revenues

For the nine months ended March 31, 2017, we earned revenue of $1,357, compared to $0 for the nine months ended March 31, 2016.

Cost of Revenue

For the nine months ended March 31, 2017, cost of revenue was $698, compared to $0 for the nine months ended March 31, 2016.

Operating Expenses

The Company incurred total operating expenses of $21,870 during the nine months ended March 31, 2017, compared to $463 in the prior period. Prior period’s expense consisted solely of amortization expense. In the current period our expenses have increased due to professional fees, primarily related to the recent filing of our S-1 Registration Statement, consulting and other administrative expenses incurred as we begin to commence operations.

Net Loss

Net loss for the nine months ended March 31, 2017 was $21,211 compared to $463 for the nine months ended March 31, 2016.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $30,830 at March 31, 2017, had a net loss of $21,211 and net cash used in operating activities of $27,693 for the nine months ended March 31, 2017.

Net cash received from financing activities for the nine months ended March 31, 2017 was $63,885.

Currently, we expect to incur an estimated negative cash flow per month in the amount of approximately $2,500 when considering the anticipated marketing costs associated with offering our services for sale together with general administrative expenses, offset by any revenue earned.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the quarterly period ended March 31, 2017.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Part II Exhibits

No.	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genesys Industries, Inc.

Dated: May 5, 2017	By:	/s/ Shefali Vibhakar
	Name:	Ms. Shefali Vibhakar
	Title:	Chief Financial Officer President and Treasurer
(Principal Executive, Financial and Accounting Officer)

