Form 10-K
period 2017-06-30
Genesys Industries, Inc.
filed 2017-09-20
CIK 1683131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

_________________

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2017

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

GENESYS INDUSTRIES, INC.

_________________

Florida	333-213387	30-0852686
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

1914 24th Ave E Palmetto, Florida 34221
(Address of Principal Executive Offices) (Zip Code)

941-722-3600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class
Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Not Applicable

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $ 54,500

As of June 30, 2017, the Company had 17,545,000 shares of its common stock issued and outstanding, par value $0.001 per share.

1

Forward-Looking Information

Statements in this report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this report, including the risks described under “Risk Factors” and any risks described in any other filings we make with the SEC. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of real estate assets, cost reimbursement income, bad debts, impairment, net lease intangibles, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

PART 1

ITEM 1. BUSINESS

The company was incorporated on December 9th, 2014 in the state of Florida. Genesys Industries is a diversified multi-industry advanced manufacturer of complex components and products. The company is a vertically integrated precision cnc manufacturing and fabrication company with core emphasis on product design, engineering and precision manufacturing of complex components and products. Some of the industries served include Aerospace, Automotive, Building Materials, Food Processing, Industrial, Maritime, Medical, Railroad, Oil and Gas, Packaging, Telecom, Textiles, Pulp Paper, Transportation and many more.

Products and Services

The Company focuses on two aspects of business, the main being the manufacturing of metal and plastic components in medium to high volumes requiring tolerances as close as one ten-thousandth (.0001) of an inch. These components are manufactured in accordance with customer specifications using raw materials both purchased by the company as well as being supplied by our customer. Raw materials may include Stainless Steel, Aircraft grade Aluminum, Carbon Steel, Tool Steel, Titanium, Plastics, Delrin, Rubber.

The second portion of our product emphasis is based on product line development and engineered product manufacturing. Engineered to meet and exceed the rigorous quality standards of diverse industries. The company intends to implement the latest technologies coupled with CNC and robotic machinery to efficiently produce innovative original equipment products.  Our engineers intend to design and manufacture products for marketing worldwide under our brand names.

The company has a dynamic engineering focus with capabilities of producing one-piece prototypes to complex product mix orders. We provide full-service precision CNC machining, fabrication and finishing solutions to produce a high quality end product for our commercial and industrial customers. The processes involve manufacturing methodologies such as precision milling, turning, grinding, cnc tube bending, pipe bending, heat treating, waterjet cutting, laser cutting, punch stamping, injection molding, shearing, robotic welding, CMM Inspection, plating, powder coating, finishing, sand blasting and many more intricate manufacturing processes. We offer engineering services and customer support throughout the manufacturing process to provide our clients with a finished end product at the highest value.

Sales & Marketing

We intend to sell our products globally and rely on direct sales force, manufacturing representatives, distributors, commission sales agents, magazine advertisements, internet advertising, trade shows, trade directories and catalogue listings to market our products and services.

Our mission is to achieve diversified growth through the expansion of our customer base for cnc machining and fabrication as well as value-added services such as plating, surface engineering and finishing. We intend to grow through partnerships and acquisitions. We are putting a team of direct sales force personnel that will be dedicated to pursuing opportunities to organically grow our business. We also utilize independent sales reps to search out new business where appropriate. Our overall goal is to add core customers that will diversify the industries that we serve and will eventually become “major” accounts that support the overall organization. Our target markets include Aerospace, Automotive, Food Processing, Industrial, Maritime, Medical, Railroad, Oil and Gas, Packaging, Telecom, Textiles, Pulp Paper, Transportation and many more industries that outsource portions of their manufacturing operations such as product development, product line engineering, machining and fabrication. We search out these types of customers via a wide variety of methods including prospecting, trade shows and networking with the goal of receiving request for quotes that we can provide proposals on and eventually win new business.

The Company intends to build a reputation as a dependable manufacturer capable of meeting stringent specifications to produce quality components at high production rates. The Company intends to demonstrate an ability to develop sophisticated manufacturing processes and controls essential to produce precision and reliability in its products.

Customers

We currently have no customers. Our principal customers would be engaged in Aerospace, Automotive, Construction, Commercial, Food Processing, Industrial, Maritime, Medical, Railroad, Oil and Gas, Packaging, Telecom, Textiles, Pulp Paper, Transportation sectors and many more industries. Our customers could be leading end users, original equipment manufacturers (OEM) and original design manufacturing (ODM) producers in the world.

Competition

There are a large number of companies engaged in vertically integrated manufacturing including CNC machining and Fabrication. The Company faces substantial competition in each of its principal markets. Most of its competitors are larger and have greater financial resources than the Company; several are divisions of multi-national companies. The Company competes on the basis of price, engineering and technological expertise, know-how and the quality of its products, systems and services. Additionally, the Company’s management believes that the successful delivery, installation and performance of the Company’s products and systems is a key factor in gaining business as customers typically prefer to make significant purchases from a company with a solid performance history.

The Company will obtain majority of all its contracts through competitive quoting. The Company faces direct competition from companies with far greater financial, technological, manufacturing and personnel resources. Competition is primarily based on product quality, service, timely delivery, and price.

Research and Development; Intellectual Property

The Company is developing proprietary technologies that will give it an edge in competing with its competitors. Thus, the Company relies on a combination of trade secrets and know-how to protect its intellectual property.

Suppliers

The Company is not dependent on, nor expects to become dependent on, any one or a limited number of suppliers. The Company buys raw materials, parts and components to assemble and manufacture its equipment and products. The Company manages all technical, physical and commercial aspects of the performance of the Company contracts. To date, the Company has not experienced difficulties either in obtaining raw materials and other finished spare parts.

Employees

We have no employees other than our CEO.

Foreign and Domestic Operations and Export Sales

The Company has no operations or any significant sales in any foreign country.

Government Regulation

The Company’s operations are subject to certain foreign, federal, state and local regulatory requirements relating to, among others, environmental, waste management, labor and health and safety matters. Management believes that the Company’s business is operated in material compliance with all such regulations.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including the consolidated audited financial statements and the related notes appearing at the end of this annual report on Form 10-K, with respect to any investment in shares of our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose all or part of your investment. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements in light of future development.

Risks Related to our Business.

Our lack of revenues from operations makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

We have generated minimal revenue since inception. As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data.  Because of the related uncertainties, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses.  If we make poor budgetary decisions as a result of unreliable data, we may never become profitable or incur losses, which may result in a decline in our stock price.

Our auditor has indicated in its report that there is substantial doubt about our ability to continue as a going concern as a result of our lack of revenues and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

Our auditor has indicated in its report that our lack of revenues raises substantial doubt about our ability to continue as a going concern.  The financial statements do not include adjustments resulting from the outcome of this uncertainty. If we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

We Are Dependent On Our President, To Guide Our Initial Operations and Implement Our Plan Of Operations. If We Lose Such Services We Will Have To Change Our Business Plan/Direction or Cease Operations.

Our success will depend on the ability and resources of our President. If we lose the services of our CEO, we will be forced to either change our business plan and direction or cease operations. We have no written employment agreement with our CEO. We do not maintain key man life insurance on any of our executive officers and directors. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers.

We may be subject to regulatory inquiries, claims, suits prosecutions which may impact our profitability.

Any failure or perceived failure by us to comply with applicable laws and regulations may subject us to regulatory inquiries, claims, suits and prosecutions. We can give no assurance that we will prevail in such regulatory inquiries, claims, suits and prosecutions on commercially reasonable terms or at all. Responding to, defending and/or settling regulatory inquiries, claims, suits and prosecutions may be time-consuming and divert management and financial resources or have other adverse effects on our business. A negative outcome in any of these proceedings may result in changes to or discontinuance of some of our services, potential liabilities or additional costs that could have a material adverse effect on our business, results of operations, financial condition and future prospects.

Because we have a limited history of operations we may not be able to successfully implement our business plan.

We have less than two years of operational history in our industry. Accordingly, our operations are subject to the risks inherent in the establishment of a new business enterprise, including access to capital, successful implementation of our business plan and limited revenue from operations. We cannot assure you that our intended activities or plan of operation will be successful or result in revenue or profit to us and any failure to implement our business plan may have a material adverse effect on the business of the Company.

The economic conditions in the United States and around the world could adversely affect our financial results.

Demand for our services depends upon worldwide economic conditions, including but not limited to overall economic growth rates, consumer spending, oil prices, financing availability, employment rates, interest rates, inflation, consumer confidence, and the profits, capital spending, and liquidity of large OEMs that we serve. A downturn in any of the markets we serve could cause our prospective OEM customers to reduce ordering levels, resulting in reschedules, program delays or cancelled orders of our services having an adverse effect on our business and our financial results. In addition, some of our customers could have their own internal manufacturing capabilities. A downturn in one of their markets could result in them bringing machining and fabrication services back in house and thus adversely affect our financial results.

If we fail to effectively manage our growth, our business, brand and reputation, results of operations and financial condition may be adversely affected.

We may experience a rapid growth in operations, which may place significant demands on our management team and our operational and financial infrastructure. As we continue to grow, we must effectively identify, integrate, develop and motivate new skilled employees, and maintain the beneficial aspects of our corporate culture. To attract top talent, we believe we will have to offer attractive compensation packages. The risks of over-hiring or over compensating and the challenges of integrating a rapidly growing employee base may impact profitability.

Additionally, if we do not effectively manage our growth, the quality of our services could suffer, which could adversely affect our business, brand and reputation, results of operations and financial condition. If operational, technology and infrastructure improvements are not implemented successfully, our ability to manage our growth will be impaired and we may have to make significant additional expenditures to address these issues. To effectively manage our growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. This will require that we refine our information technology systems to maintain effective online services and enhance information and communication systems to ensure that our employees effectively communicate with each other and our growing base of customers. These system enhancements and improvements will require significant incremental and ongoing capital expenditures and allocation of valuable management and employee resources. If we fail to implement these improvements and maintenance programs effectively, our ability to manage our expected growth and comply with the rules and regulations that are applicable to publicly reporting companies will be impaired and we may incur additional expenses.

We depend heavily on key personnel, and turnover of key senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our Sole Officer and Director. If we lose her services or if she fails to perform in her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our technical knowledge held by our existing management team. We depend on the skills and abilities of such key employees in managing the engineering, production, technology, research & development, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

We may not be able to compete effectively against our competitors.

We are engaged in highly competitive field. Competition from other companies in the same field is intense and is expected to increase. Many of our competitors have substantially greater resources, research and development staff, engineering personnel, skilled machinists, sales and marketing staff, and facilities than we do. In addition, other more adequately capitalized and established firms may enter our field. There can be no assurance that our competitors will not develop product service offerings that are more effective than those being developed by us or that would render our product and service offerings obsolete or noncompetitive.

Our profitability as a company depends on effective marketing, diverse capability and competitive pricing. There is no assurance that we will be able to price our product competitively, or have the purchasing power that large companies enjoy. The industry is very capital intensive due to machinery and plant operations. There is no assurance that we will obtain the funding to acquire the diverse machinery and plant infrastructure that the larger established companies have acquired.

Our Business Model may not be sufficient to achieve success in our intended market

Our survival is dependent upon the market acceptance of initially a narrow group of products and services.  Should these products and service be too narrowly focused or should the target market not be as responsive as we anticipate, we will not have in place alternate products we can offer to ensure our survival.

The Industrial Manufacturing industry is highly competitive, and we may not be able to compete effectively.

The Industrial Manufacturing products and services industry in which we operate includes a large number of participants and is intensely competitive. We face competition from other multi-national companies, established businesses and financially stronger companies. This sector requires capital and infrastructure resources to become competitive and remain relevant. In addition, because there are relatively high barriers to entry, we expect to face tremendous competition from larger more established firms. Many of our competitors have a greater national presence and are also international in scope, as well as have significantly greater personnel, financial, technical and marketing resources. In addition, these competitors may generate greater revenues and have greater name recognition than we do. Our ability to compete also depends in part on the ability of our competitors to hire, retain and motivate skilled personnel, the price at which others offer comparable services and our competitors’ responsiveness to their clients. If we are unable to compete successfully with our existing competitors or with any new competitors, our financial results will be adversely affected.

We operate in the highly competitive and fragmented industrial manufacturing industry.

We compete against many OEM manufacturers, contract machining and fabrication companies. We also compete with OEM in-house operations that are continually evaluating manufacturing products internally against the advantages of outsourcing. We may also be at a competitive disadvantage with respect to price when compared to manufacturers with excess capacity, lower cost structures and availability of lower cost labor. The availability of excess manufacturing capacity of our competitors also creates competitive pressure on price and winning new business. We also face competition from companies that are based in low cost countries. These companies may have lower cost structures and the availability of lower cost labor. To respond to competitive pressures, we may be required to reduce our prices to customers or increase discounts to customers, which would result in lower gross profit margins and decreased revenue. These factors also impact the Company’s ability to obtain additional manufacturing programs and retain our current programs.

After we attempt to increase operations, we will face increasing competition from domestic and foreign companies.

Our ability to compete against other domestic and international enterprises will be, to a significant extent, dependent on our ability to distinguish our capabilities, products and services from those of our competitors by differentiating our marketing approach and identifying attractive solutions to market and sell. Some of our competitors have been in business longer than we have and are more established. Our competitors may provide services comparable or superior to those we provide or adapt more quickly than we do to evolving industry trends or changing market requirements. Increased competition may result in reduced margins and loss of market share, any of which could materially adversely affect our profit margins after we commence operations and generate revenues.

Controlling manufacturing costs is a significant factor in operating results.

The Company’s ability to manage its costs on all manufacturing programs and its ability to curtail costs and expenses on potential new manufacturing programs could have a significant impact on the Company’s operating results. The Company also faces increasing quality requirements from its customers that could have an impact on the costs to manufacture product.

Our ability to secure and maintain sufficient credit arrangements is key to our continued operations and there is no assurance we will be able to obtain sufficient additional equity or debt financing in the future.

There is no assurance that we will be able to retain or renew our credit agreements and other finance agreements in the future. In the event the business grows rapidly, the uncertain economic climate continues or we acquire one or more other companies, additional financing resources will likely be necessary in the current or future fiscal years. As a small company with a limited ability to attract and obtain financing, there is no assurance that we will be able to obtain sufficient additional equity or debt financing in the future on terms that are reasonable in light of current market conditions.

We Will Require Financing To Achieve Our Current Business Strategy And Our Inability To Obtain Such Financing Could Prohibit Us From Executing Our Business Plan And Cause Us To Slow Down Our Expansion or Cease Our Operations.

We will need to raise capital over the next twelve months through public or private debt or sale of equity to execute our business plan to become a stable revenue generating company. Such financing may not be available as needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. If we are unable to obtain this financing on reasonable terms, we would be unable to hire the additional employees needed to execute our business plan and we would be forced to delay or scale back our plans for expansion. This would delay our ability to get our operations to profitability and could force us to cease operations. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition. Moreover, in addition to monies needed to continue operations over the next twelve months, we anticipate requiring additional funds in order to execute any future plans for growth. No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to us. There can be no assurance that we will be able to obtain financing if or when it is needed on terms we deem acceptable.

There is substantial doubt about our ability to continue, as a going concern, as a result of our lack of revenues and financial resources, and if we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations.

Our lack of operating history and financial resources raise substantial doubt about our ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty, and if we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations. If we do not or commence our operations, secure financing, and related activities or if we do not secure funding to implement our business plan, we estimate current available financial resources will sustain our operations only through the next few months, and then only if continued funding by the management of the company. Because we will need additional capital to implement our business plan and may not be able to obtain sufficient capital, we may be forced to limit the scope of our operations, and our revenues may be reduced.

In connection with implementing our business plans, we will experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including the following:

•	our profitability;
•	our ability to secure financing and acquire machinery and retain skilled production staff;

•	the ability to generate revenues from the sale of finished product

•	the ability to attract and retain customers.

We cannot assure you that we will be able to obtain capital in the future to meet our needs. We have no sources of financing identified. If we cannot obtain additional funding, we may be required to:

•	limit our ability to implement our business plan;
•	limit our marketing efforts; and
•	decrease or eliminate capital expenditures.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences, and privileges senior to our Common Stock. Any additional financing may not be available to us, or if available, may not be on terms favorable to us.

Risks of Borrowing

If the Company incurs indebtedness, a portion of its cash flow will have to be dedicated to the payment of principal and interest on such indebtedness. Typical loan agreements also might contain restrictive covenants, which may impair the Company’s operating flexibility. Such loan agreements would also provide for default under certain circumstances, such as failure to meet certain financial covenants. A default under a loan agreement could result in the loan becoming immediately due and payable and, if unpaid, a judgment in favor of such lender which would be senior to the rights of shareholders of the Company. A judgment creditor would have the right to foreclose on any of the Company’s assets resulting in a material adverse effect on the Company’s business, operating results or financial condition.

Unanticipated Obstacles to Execution of the Business Plan

The Company’s business plans may change significantly. Many of the Company’s potential business endeavors are capital and equipment intensive. Management believes that the Company’s chosen activities and strategies are achievable in light of current economic and legal conditions with the skills, background, and knowledge of the Company’s principals and advisors. Management reserves the right to make significant modifications to the Company’s stated strategies depending on future events.

Our ability to maintain and attract new business depends upon our reputation, technical capabilities and the quality of our products and services.

As an Industrial Manufacturing Company, our ability to secure new customer orders depends heavily upon our reputation and our capabilities of services we can offer to manufacture product per the customer requirements. Any factor that diminishes any of these abilities, including not meeting client expectations or inability to deliver product per the customers’ specifications, could make it substantially more difficult for us to attract new engagements and clients. Similarly, because we obtain many of our new engagements from former or current clients or from referrals by those clients or by dedicated sales relationships that we have worked with in the past, any client that questions the quality of our work or reliability could impair our ability to secure additional new orders and clients.

Our clients may terminate sales orders and agreements with little or no notice, which may cause us to experience unexpected declines in our profitability and utilization.

The sales order agreements that we will typically enter into with clients do not obligate them to continue to use our products and services. Typically, our sales orders permit clients to terminate our services at any time. If our clients unexpectedly cancel orders with us or curtail the scope of our agreement, we may be unable to replace the lost revenues from those engagements, quickly eliminate costs associated with those engagements, or quickly find other engagements to utilize our production staff. Any decrease in revenues without a corresponding reduction in our costs will likely harm our profitability.

Our future sales and reputation may be affected by litigation or other liability claims.

We have not procured a general liability insurance policy for our business. To the extent that we suffer a loss of a type which would normally be covered by general liability, we would incur significant expenses in defending any action against us and in paying any claims that result from a settlement or judgment against us. Adverse publicity could result in a loss of industry confidence in our products and services.

Although we have not yet generated any significant revenues, general economic conditions could reduce our revenues after we commence operations.

We have not yet generated significant revenues. General economic conditions could have an impact on our business and financial results after we commence operations. The global economy in general remains uncertain. As a result, original equipment manufacturers (OEM’s) and companies may delay or reduce expenditures. Weak economic conditions and/or softness in the consumer or business channels after we commence operations and generate revenues could result in lower demand for industrial products and services, thereby resulting in lower sales revenues, earnings and cash flows.

Our revenues, operating income and cash flows are likely to fluctuate.

We may experience fluctuating revenues, operating income and cash flows and expect that this will occur from time to time in the future. We may experience fluctuations in our annual or quarterly revenues and operating income because of the timing of our customer orders, the types of product and service orders we are working on at different times, hiring trends and decreased productivity because of vacations taken by our professionals. This means our profitability will likely decline if we experience an unexpected variation in the number or timing of new customer orders.

Our financial results could suffer if we are unable to achieve or maintain adequate utilization of our skilled staff.

Our profitability depends to a large extent on the utilization of our skilled staff, which may be adversely impacted by:

•	the number and size of client orders;
•	the timing of the commencement, completion and termination of orders, which in many cases is unpredictable;
•	our ability to transition our skilled staff efficiently from completed production jobs to new jobs;
•	the hiring of additional skilled machinists and fabricators because there is generally a transition period for new employees that results in a temporary drop in our utilization rate;
•	unanticipated changes in the scope of client orders and agreements;

•	our ability to forecast demand for our products and services and thereby maintain an appropriate level of engineering and production staff; and
•	Condition’s affecting the industries in which we participate as well as general economic conditions.

•	The shop rates of our production staff that we are able to charge are also affected by a number of factors, including:
•	our clients’ perception of our ability to add value through our products and services;
•	the market demand for the products and services we provide;
•	introduction of new products and services by us or our competitors;
•	our competition and the pricing policies of our competitors; and
•	General economic conditions.

If we are unable to achieve and maintain adequate overall utilization as well as maintain or increase the average production shop rates for our locations, our financial results could materially suffer.

Sales of substantial amounts of our common stock in the public market could depress the market price of our common stock.

Our common stock is quoted on the OTC Markets and or OTCBB. If our stockholders sell substantial amounts of our common stock in the public market, including the shares of common stock issuable upon the exercise of the any Warrants, shares issued in acquisitions, and shares issuable upon the exercise of outstanding stock options, or the market perceives that such sales may occur, the market price of our common stock could fall and we may be unable to sell our common stock in the future.

Our common stock may experience extreme price and volume fluctuations, which could lead to costly litigation for us and make an investment in us less appealing.

•	The market price of our common stock may fluctuate substantially due to a variety of factors, including:
•	our business strategy and plans;
•	changing factors related to doing business in various jurisdictions within the United States;
•	new regulatory pronouncements and changes in regulatory guidelines and timing of regulatory approvals;
•	general and industry-specific economic conditions;
•	additions to or departures of our key personnel;
•	variations in our quarterly financial and operating results;
•	changes in market valuations of other companies that operate in our business segments or in our industry;
•	lack of adequate trading liquidity;
•	announcements about our business partners;
•	changes in accounting principles; and
•	general market conditions.

The market prices of the securities of early-stage companies, particularly companies like ours without consistent product revenues and earnings, have been highly volatile and are likely to remain highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. In the past, companies that experience volatility in the market price of their securities have often faced securities class action litigation and or trading halts. Whether or not meritorious, litigation brought against us could result in substantial costs, divert our management’s attention and resources and harm our financial condition and results of operations.

Risks Related to the Investment in the Common Stock of the Company.

Our common stock could from time to time become “thinly-traded.”

The number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. Therefore, stockholders may be unable to sell at or near ask prices or at all if they need to sell shares to raise money or otherwise desire to liquidate their shares. Our “thinly-traded” stock is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or weeks when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give stockholders any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

We do not anticipate paying any dividends.

No dividends have been paid on the common stock of the Company. The Company does not intend to pay cash dividends on its common stock in the foreseeable future, and anticipates that profits, if any, received from operations will be devoted to the Company’s future operations. Any decision to pay dividends will depend upon the Company’s profitability at the time, cash available and other relevant factors.

Shareholders may have difficulty in reselling their shares due to the lack of market or state Blue Sky laws.

Each state has its own securities laws, often called “blue sky” laws, which (1) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (2) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. The applicable broker-dealer must also be registered in that state. We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. The resale market for our common stock could be limited, as the holders of our common stock may not be able to resell their shares without the significant expense of state registration or qualification.

Limited Public Market of our Securities, and active trading market may not develop.

As we are in our early stages, an investment in our company will likely require a long-term commitment, with no certainty of return. The Company was recently approved to start trading its Common Stock on the OTCBB and or OTC Markets. There is currently no market for our Common Stock and there is no guarantee that any sustained trading market will develop in the near future or at all. Shareholders may not be able to deposit their shares if their broker dealer does not accept low priced stocks. Even if you do deposit shares, they may never clear if the clearing firm affiliated with the broker dealer decides not to do so based on their own criteria or regulatory burden in clearing low priced stock. In the absence of an active trading market:

•	investors may have difficulty buying and selling or obtaining market quotations;
•	market visibility for shares of our common stock may be limited; and
•	a lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock.

The OTC Markets is a relatively unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ or the NYSE MKT (formerly known as the NYSE AMEX). The market for our Common Stock may be illiquid and you may be unable to dispose of your shares of Common Stock at desirable prices or at all. Moreover, there is a risk that our Common Stock could be delisted from the OTCBB Marketplace, in which case it might be listed on the so called “Pink Sheets”, which is even more illiquid than the OTCBB Marketplace. The lack of an active market impairs your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire additional assets by using our shares as consideration.

Our common stock is considered a “penny stock,” and thereby is subject to additional sale and trading regulations that may make it more difficult to sell.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The OTCBB and OTC Markets do not meet such requirements and since the price of our common stock is less than $5.00, our common stock is deemed penny stocks. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that prior to effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stock holders may have difficulty selling their shares.

FINRA sales practice requirements may also limit your ability to buy and sell our common stock, which could depress the price of our shares.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

Our Sole Officer and Director beneficially owns a significant percentage of our outstanding voting securities which could reduce the ability of minority shareholders to effect certain corporate actions

Our Sole Officer and Director beneficially owns a substantial majority of our voting securities. As a result, currently, and after the offering, the company will possess a significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. The Company’s ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

There may be limitations on the effectiveness of our internal controls, and a failure of our control systems to prevent error or fraud may materially harm our company.

Proper systems of internal controls over financial accounting and disclosure are critical to the operation of a public company. As we are a start-up company, we are at the very early stages of establishing, and we may be unable to effectively establish such systems, especially in light of the fact that we expect to operate as a publicly reporting company. This would leave us without the ability to reliably assimilate and compile financial information about our company and significantly impair our ability to prevent error and detect fraud, all of which would have a negative impact on our company from many perspectives.

Moreover, we do not expect that disclosure controls or internal control over financial reporting, even if established, will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially adversely impact us.

We may, in the future, issue additional shares of common stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation, as amended, authorize the issuance of 100,000,000 shares of common stock.  As of the date of this annual report the Company had 17,545,000 shares of common stock outstanding. Accordingly, we may issue up to an additional 82,455,000 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock will, to some extent, depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Opt-in right for emerging growth company

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Our Articles of Incorporation provide for the issuance of up to 25,000,000 shares of Preferred Stock. Should we hereinafter issue Preferred Stock the rights of our common stockholders to receive dividends may be impaired.

Our Preferred Stock constitutes a convertible stock in which (1) one preferred Share is convertible into (5) five Common Shares. The preferred Stock holders would be entitled to vote on any matters on which common stock holders are entitled to vote. This would include electing the Board of Directors, increasing the number of shares authorized and other corporate governance matters. Our Sole Officer and Director beneficially owns a substantial majority of the issued and outstanding shares of such preferred stock of the Company and will continue to own sufficient shares after this offering irrespective of its outcome. As a result they will continue to be able to exercise substantial control over the operations of the Company.

Stockholders of our Preferred Stock will be able to exert substantial influence and control over the operations of the Company.

Our Preferred Stock provides the shareholders thereof with particular rights which may enable them to exert substantial control over the affairs of the Company. To wit:

a. Voting Rights: a holder of Class-B Preferred will have all the voting rights.

b. Convertible: Our Preferred Stock constitutes a convertible stock in which (1) one preferred Share is convertible into (5) five Common Shares.

c. Our Sole Officer and Director beneficially owns a substantial majority of the issued and outstanding shares of such preferred stock of the Company and will continue to own sufficient shares after this offering irrespective of its outcome. As a result they will continue to be able to exercise substantial control over the operations of the Company.

d. Agree to a merger, sale or consolidation of the Company with another entity or the effectuation of any transaction or series of related transactions in which more than 51% of the voting power of the Company is disposed.

1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our current corporate mailing address is 1914 24th Ave E, Palmetto, FL 34221. Our telephone number is 941.722.3600. An affiliate makes this space available to the company at zero cost for lease on a month to month basis. There is no written agreement documenting this arrangement. We believe this space is adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFTEY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

We received approval from FINRA and are currently quoted on OTC Markets for our common stock under the ticker symbol of “GEIN” as of June 19, 2017, and commenced trading on June 25th, 2017. There is currently no market or trading volume for our common stock and there is no guarantee that any sustained trading market will develop in the future. Future sales of substantial amounts of our shares in the public market could adversely affect market prices prevailing from time to time and could impair our ability to raise capital through the sale of our equity securities.

HOLDERS

The approximate number of stockholders of record as of June 30, 2017 is 34.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDEND POLICY

We have never paid any cash dividends on our common stock. We anticipate that we will retain funds and future earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors deems relevant. In addition, the terms of any future debt or credit financings may preclude us from paying dividends.

RECENT SALES OF UNREGISTERED SECURITIES

None.

PENNY STOCK REGULATION

Shares of our common stock is subject to rules adopted the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•	a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;
•	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;
•	a toll-free telephone number for inquiries on disciplinary actions;
•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly those under "Risk Factors." Dollars in tabular format are presented in thousands, except per share data, or otherwise indicated.

Overview

The company was incorporated on December 9th, 2014 in the state of Florida. Genesys Industries is a diversified multi-industry advanced manufacturer of complex components and products. The company is a vertically integrated precision cnc manufacturing and fabrication company with core emphasis on product design, engineering and precision manufacturing of complex components and products. Some of the industries served include Aerospace, Automotive, Building Materials, Food Processing, Industrial, Maritime, Medical, Railroad, Oil and Gas, Packaging, Telecom, Textiles, Pulp Paper, Transportation and many more.

Results of Operations - For the fiscal years ending June 30, 2017 and 2016.

Revenues

For the year ended June 30, 2017, we earned revenue of $1,357, compared to $0 for the year ended June 30, 2016.

Cost of Revenue

For the year ended June 30, 2017, cost of revenue was $698, compared to $0 for the year ended June 30, 2016.

Operating Expenses

The Company incurred total operating expenses of $48,073 for the year ended June 30, 2017, compared to $8,516 for the year ended June 30, 2016. In the current period our expenses have increased due to professional fees for going public and becoming a fully reporting company. Such professional services as attorneys, auditors, accountants, filing agents, consultants primarily related to the filing of our S-1 Registration Statement.

Net Loss

Net loss for the year ended June 30, 2017 was $47,414 compared to $8,516 for the year ended June 30, 2016.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $57,033 at June 30, 2017, had a net loss of $47,414 and net cash used in operating activities of $53,346 for the year ended June 30, 2017.

Net cash received from financing activities for the year ended June 30, 2017 was $74,090.

Currently, we expect to incur an estimated negative cash flow per month in the amount of approximately $2,500 when considering the anticipated marketing costs associated with offering our services for sale together with general administrative expenses, offset by any revenue earned.

We believe that our principal difficulty in our inability to successfully implement our plan and attain profits has been the lack of available capital to commence, operate and expand our business.  We believe we need a minimum of approximately $300,000 in additional working capital to be utilized for development and launching of our operations for as well as funding the business development efforts to identify, qualify and acquire new customers, with the balance for working capital and general and administrative expense.  As of the date of this filing we have no other commitment from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future.  Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future. To such end, our auditor has indicated in its report on our financial statements for the

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be included in this report appear as indexed in the appendix to this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2017 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the year ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors and officers are appointed by our board of directors and serve at the discretion of the board, subject to applicable employment agreements. The following table sets forth information regarding our executive officers and the members of our board of directors.

Name	Age	Position
Shefali Vibhakar	41	President, CFO and Director

Shefali is responsible for guiding the company’s business model to be implemented at Genesys Industries. She has served as our President & CFO since inception. Shefali is responsible for the strategic direction at Genesys. She is an aspiring business executive with a broad range of financial management experience. She has successfully been employed with leading manufacturing, software, telecom, technology and financial based companies, including: Brooks Semiconductor (BRKS), ADC, VF Corp (VFC) & BB&T (BBT) and other leading Private Companies. Shefali holds a BS degree in Computer Science and Engineering from University of Mass, Boston, MA. She is also a Certified Risk and Compliance Management Professional (CRCMP) and a Member of the International Association of Risk and Compliance Professionals (IARCP). She is currently undertaking courses to be a Certified Sarbanes Oxley Expert (CSOE) which is administered by Sarbanes Oxley Professionals Association (SOXCPA).

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
•	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees

The Company does not currently maintain a board of directors that is composed of a majority of “independent” directors. The Company does not expect to initially appoint an audit committee, nominating committee and/or compensation committee, or to adopt charters relative to each such committees.

Code of Business Conduct and Ethics

We have not adopted a Code of Business Conduct and Ethics.

Limitation of Directors Liability and Indemnification

We do not have director and officer liability insurance to cover liabilities our directors and officers may incur in connection with their services to us, including matters arising under the Securities Act, although we intend to acquire such insurance. Florida law and our bylaws provide that we will indemnify our directors and officers who, by reason of the fact that he or she is one of our officers or directors, is involved in a legal proceeding of any nature.

There is no pending litigation or proceeding involving any of our directors, officers, employees or agents in which indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that may result in a claim for such indemnification.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, or paid to our chief executive officer and the most highly-compensated executive officers (other than the chief executive officer) who were serving as executive officers as of June 30, 2017 for services rendered in all capacities to us for the years ended June 30, 2017 and 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Shefali Vibhakar	2017	0	0	0	0	0	0	0
CEO, CFO, Director	2016	0	0	0	0	0	0	0

Employment and Consulting Agreements

None

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes, for each of the named executive officers, the number of shares of common stock underlying outstanding stock options held as of June 30, 2017.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)[1]	Option expiration date
Shefali Vibhakar	0	0	$0	None

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of June 30, 2017 by:

•	each of our stockholders who is known by us to beneficially own 5% or more of our common stock;
•	each of our executive officers;
•	each of our directors; and
•	all of our directors and current executive officers as a group.

Beneficial ownership is determined based on the rules and regulations of the Commission. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. Applicable percentage ownership in the following table is based on the total of 17,545,000 shares of common stock outstanding as of June 30, 2017. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that are subject to options or warrants held by that person and exercisable as of, or within 60 days of, June 30, 2017. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each person named in the table has sole voting and dispositive power with respect to the shares of common stock set forth opposite that person’s name. Unless indicated below, the address of each individual listed below is c/o Genesys Industries, Inc. 1914 24th Ave E, Palmetto, FL 34221.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Shefali Vibhakar and or Assigns	17,000,000	96.79%
All Officers and Directors (1)	17,000,000	96.79%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Michael Gillespie & Associates, PLLC served as our independent registered public accounting firm for 2017 and 2016.  The following table shows the fees that were billed for the audit and other services provided by this firm for 2017 and 2016.

	2017	2016
Audit Fees	$5,450	$2,250
Audit-Related Fees	$-0-	$-0-
Tax Fees	$-0-	$-0-
All Other Fees	$	$
Total	$	$

Audit Fees  — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2016 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

GENESYS INDUSTRIES, INC.

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Genesys Industries, Inc.

We have audited the accompanying consolidated balance sheets of Genesys Industries, Inc. and subsidiary as of June 30, 2017 and 2016 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesys Industries, Inc. and subsidiary as of June 30, 2017 and 2016 and the results of its consolidated operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

September 17, 2017

GENESYS INDUSTRIES, INC. CONSOLIDATED BALANCE SHEETS

	June 30, 2017	June 30, 2016
ASSETS

Current assets:
Cash	$20,844	$100
Total current assets	20,844	100
Website development, net	514	1,131
Total assets	$21,358	$1,231

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$701	$7,250
Due to related party	6,190	3,500
Total current liabilities	6,891	10,750
Total liabilities	6,891	10,750

Stockholders' equity (deficit):
Class B Preferred stock, $0.001 par value, 25,000,000 shares authorized; 10,000,000 and 10,000,000 issued and outstanding, respectively	10,000	10,000
Common stock, $0.001 par value, 100,000,000 shares authorized; 17,545,000 and 17,000,000 shares issued and outstanding, respectively	17,545	17,000
Additional paid-in capital	43,955	(10,000)
Stock subscription receivable	—	(16,900)
Accumulated deficit	(57,033)	(9,619)
Total stockholders' equity (deficit)	14,467	(9,519)
Total liabilities and stockholders' equity	$21,358	$1,231

The accompanying notes are an integral part of these consolidated financial statements.

GENESYS INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended June 30,
	2017	2016
Revenue	$1,357	$—
Cost of revenue	698	—
Gross Margin	659	—
Operating Expenses:
General & administrative expenses	29,963	1,266
Professional fees	18,110	7,250
Total operating expenses	48,073	8,516

Loss from operations	(47,414)	(8,516)

Loss before income taxes	(47,414)	(8,516)

Provision for income taxes	—	—

Net Loss	$(47,414)	$(8,516)

Net Loss Per Common Share, basic & diluted	$(0.00)	$(0.00)

Weighted Common Shares Outstanding, basic & diluted	17,176,493	2,282,192

The accompanying notes are an integral part of these consolidated financial statements.

GENESYS INDUSTRIES, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Shares	Common Stock	Preferred Shares	Preferred	Stock Subscription Receivable	Paid in Capital	Accumulated Deficit	Total
Balance, June 30, 2015	10,000	$10	$—	$—	$—	$(10)	$(1,103)	$(1,103)
Common stock exchanged for preferred	(10,000)	(10)	10,000,000	10,000	—	(9,990)	—	—
Common stock issued for cash	17,000,000	17,000	—	—	(16,900)	—	—	100
Net loss for the year ended June 30, 2016	—	—	—	—	—	—	(8,516)	(8,516)
Balance, June 30, 2016	17,000,000	17,000	10,000,000	10,000	(16,900)	$(10,000)	(9,619)	(9,519)
Common stock issued for cash	545,000	545	—	—	16,900	53,955	—	71,400
Net loss for the year ended June 30, 2017	—	—	—	—	—	—	(47,414)	(47,414)
Balance, June 30, 2017	17,545,000	$17,545	10,000,000	$10,000	$—	$43,955	$(57,033)	$14,467

The accompanying notes are an integral part of these consolidated financial statements.

GENESYS INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2017	2016
Cash flows from operating activities:
Net Loss	$(47,414)	$(8,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	617	616
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(6,549)	7,250
Net cash used in operating activities	(53,346)	(650)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Advances from a related party	2,690	650
Proceeds from the sale of common stock	71,400	100
Net cash provided by financing activities	74,090	750

Net increase in cash	20,744	100
Cash, beginning of year	100	—
Cash, end of year	$20,844	$100

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GENESYS INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2017

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

On January 10, 2017 the Company established a newly formed wholly owned subsidiary named Vinyl Tech Window Systems, LLC (“Vinyl Tech”) in Michigan. The Company has decided not to pursue this business venture and there has been no activity since it was formed.

We have received minimal revenue from our operations to date. Initial operations have included organization, target market identification, marketing plans, and capital formation.

The Company’s headquarters are in Palmetto, Florida. The Company has adopted its fiscal year end to be June 30.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended June 31, 2017 or 2016.

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

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2017.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of June 31, 2017 or 2016.

Fixed Assets

Fixed assets are carried at the lower of cost or net realizable value. All fixed assets with a cost of $2,000 or greater are capitalized. Major betterments that extend the useful lives of assets are also capitalized. Normal maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations.

Website development

Website development is carried at cost. Major betterments that would extend the useful life are capitalized. Normal maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and accumulated amortization are removed from the accounts and any resulting gain or loss is recognized in operations. Website development costs are being amortized on a straight-line basis over three years.

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Stock-based Compensation

We account for equity-based transactions with nonemployees under the provisions of ASC Topic No. 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). ASC 505-50 establishes that equity-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

We account for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented.

The Company’s diluted loss per share is the same as the basic loss per share for the years ended June 30, 2016 and 2017, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the consolidated financial statements for the year ended June 30, 2017.

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company has had minimal revenue, has an accumulated deficit of $57,033 and net cash used in operations of $53,346. These conditions raise substantial doubt about its ability to continue as a going concern.

While the Company is attempting to execute its development strategy, the Company’s cash position may not be sufficient to support the Company’s daily operations without significant financing. While the Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

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

Assets stated at cost, less accumulated amortization consisted of the following:

	June 30, 2017	June 30, 2016
Website development	$1,850	$1,850
Less: accumulated amortization	(1,336)	(719)
Fixed assets, net	$514	$1,131

Amortization expense

Amortization expense for the years ended June 30, 2017 and 2016 was $617 and $616, respectively.

NOTE 5 – LINES OF CREDIT

The Company has established a line of credit with a commercial bank in the amount of $50,000. This is a revolving business line of credit (BLOC) and bears a fixed interest rate of 7%. The company has also established a corporate business credit card for use in travel related purposes. That line of credit is established at $20,000. Total consolidated revolving credit available under both credit arrangements is approximately $70,000.

NOTE 6 - STOCKHOLDERS’ EQUITY

Common stock

Common stock includes 100,000,000 shares authorized at a par value of $0.001.

In conjunction with the inception of the Company 10,000 shares of common stock were issued to the founder at par value, $0.001.

On May 12, 2016, the founder exchanged his 10,000 shares of common stock for 10,000,000 shares of preferred stock.

On May 12, 2016, the Company sold 17,000,000 shares of common stock to the founder at $0.001 per share for total proceeds of $17,000. As of June 30, 2016, $16,900 had not yet been collected and was recorded as a stock subscription receivable. The funds were collected in July 2016.

In July 2016, the Company sold 545,000 shares of common stock priced at $0.10 a share under the terms of its most recent registered offering for total cash proceeds of $54,500

Preferred stock

On May 19, 2016, the Board of Directors designated a series of preferred stock titled Class B Preferred Stock consisting of 25,000,000 shares with a $0.001 par value. The Preferred Stock constitutes a convertible stock in which (1) one Preferred Share is convertible into (5) five Common Shares. The Preferred Stock holders are entitled to vote on any matters on which the common stock holders are entitled to vote.

On May 12, 2016, the Company issued 10,000,000 shares of preferred stock to the founder in exchange for 10,000 shares of common stock.

NOTE 7 - RELATED PARTY TRANSACTIONS

As of June 30, 2017 and 2016, the Company owed $6,190 and $3,500, respectively in loans payable to its President & CEO. The loans were received to pay for certain operating expenses. They are unsecured, non-interest bearing and due on demand.

NOTE 8 — INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The provision for Federal income tax consists of the following at June 30:

	2017	2016
Federal income tax benefit attributable to:
Current Operations	$16,121	$2,895
Less: valuation allowance	(16,121)	(2,895)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at June 30:

	2017	2016
Deferred tax asset attributable to:
Net operating loss carryover	$19,391	$3,270
Less: valuation allowance	(19,391)	(3,270)
Net deferred tax asset	$—	$—

At June 30, 2017, we had net operating loss carryforwards of approximately $57,000 that may be offset against future taxable income through the year 2037. No tax benefit has been reported in the June 30, 2017, consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued on September 17, 2017 and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genesys Industries, Inc.
Date: September 20, 2017	By:	/s/ Shefali Vibhakar
Shefali Vibhakar
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Shefali Vibhakar	Chief Financial Officer	September 20, 2017

34