Form 10-Q
period 2017-09-30
Genesys Industries, Inc.
filed 2017-10-23
CIK 1683131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

or

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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelrated filer ☐	Accelerated filer ☐
Non-accelrated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of October 23, 2017, the issuer had 17,555,000 shares of its common stock issued and outstanding.

1

2

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENESYS INDUSTRIES, INC.

INDEX TO FINANCIAL STATEMENTS

September 30, 2017

GENESYS INDUSTRIES, INC. CONDENSED BALANCE SHEETS (Unaudited)
	September 30, 2017	June 30, 2017
ASSETS
Current assets:
Cash	$10,203	$20,844
Accounts receivable	200	—
Total current assets	10,403	20,844

Website development, net	360	514

Total assets	$10,763	$21,358

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$969	$701
Due to related party	6,190	6,190
Total current liabilities	7,159	6,891

Total liabilities	7,159	6,891

Stockholders' equity (deficit):
Class B Preferred stock, $0.001 par value, 25,000,000 shares authorized; 10,000,000 and 10,000,000 issued and outstanding, respectively	10,000	10,000
Common stock, $0.001 par value, 100,000,000 shares authorized; 17,555,000 and 17,545,000 shares issued and outstanding, respectively	17,555	17, 545
Additional paid-in capital	44,945	43,955
Accumulated deficit	(68,896)	(57,033)
Total stockholders' equity (deficit)	3,604	14,467

Total liabilities and stockholders' equity	$10,763	$21,358

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENESYS INDUSTRIES, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended September 30,
	2017	2016
Revenue	$200	$1,357
Cost of revenue	—	698
Gross Margin	200	659

Operating Expenses:
General & administrative expenses	7,563	791
Professional fees	4,500	4,250
Total operating expenses	12,063	5,041

Loss from operations	(11,863)	(4,382)

Loss before income taxes	(11,863)	(4,382)

Provision for income taxes	—	—

Net Loss	$(11,863)	$(4,382)

Net Loss Per Common Share, basic & diluted	$(0.00)	$(0.00)

Weighted Common Shares Outstanding, basic & diluted	17,546,087	17,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENESYS INDUSTRIES, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Three Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net Loss	$(11,863)	$(4,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	154	154
Changes in operating assets and liabilities:
Accounts receivable	(200)	(1,357)
Accounts payable and accrued liabilities	268	(2,983)
Net cash used in operating activities	(11,641)	(8,568)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Advances from a related party	—	818
Proceeds from the sale of common stock	1,000	16,900
Net cash provided by financing activities	1,000	17,718

Net change in cash	(10,461)	9,150

Cash, beginning of period	20,844	100

Cash, end of period	$10,203	$9,250

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENESYS INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2017

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

On January 10, 2017 the Company established a newly formed wholly owned subsidiary named Vinyl Tech Window Systems, LLC (“Vinyl Tech”) in Michigan. The Company has decided not to pursue this business venture and there has been no activity since it was formed. On September 27, 2017, the Company filed a Certificate of Dissolution to officially dissolve Vinyl Tech.

We have received minimal revenue from our operations to date. Initial operations have included organization, target market identification, marketing plans, and capital formation.

The Company’s headquarters are in Palmetto, Florida. The Company has adopted its fiscal year end to be June 30.

NOTE 2 - SUMMARY OF SIGNIFICCANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2017 and for the related periods presented have been made. The results for the three months ended September 30, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, filed with the Securities and Exchange Commission

Use of estimates

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has had minimal revenue, has an accumulated deficit of $68,896 and net cash used in operations of $11,641 for the three months ended September 30, 2017. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Assets stated at cost, less accumulated amortization consisted of the following:

	September 30, 2017	June 30, 2017
Website development	$1,850	$1,850
Less: accumulated amortization	(1,490)	(1,336)
Fixed assets, net	$360	$514

Amortization expense

Amortization expense for the three months ended September 30, 2017 and 2016 was $154 and $154, respectively.

NOTE 5 – LINES OF CREDIT

The Company has established a line of credit with a commercial bank in the amount of $50,000. This is a revolving business line of credit (BLOC) and bears a fixed interest rate of 7%. The company has also established a corporate business credit card for use in travel related purposes. That line of credit is established at $20,000. The company has also established a Bank Term Loan Facility in the approximate amount of $200,000.

Total consolidated revolving credit available under all credit arrangements is approximately $270,000. There have been no draw downs on the line of credit or the term loan as of September 30, 2017.

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

On September 20, 2017, the Company sold 10,000 shares of common stock to a third party for total cash proceeds of $1,000.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

As of September 30, 2017, and June 30, 2017, the Company owed $6,190 and $6,190, respectively in loans payable to its President & CEO. The loans were received to pay for certain operating expenses. They are unsecured, non-interest bearing and due on demand.

NOTE 8 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued on October 23, 2017 and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

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

Results of Operation for the Three Months Ended September 30, 2017 and 2016

Revenues

For the three months ended September 30, 2017, we earned revenue of $200, compared to $1,357 for the three months ended September 30, 2016

Operating Expenses

The Company incurred total operating expenses of $12,063 during the three months ended September 30, 2017, compared to $5,041 in the prior period. In the current period our expenses have increased due to professional fees for being a fully reporting company.

Net Loss

Net loss for the three months ended September 30, 2017 was $12,063 compared to $5,041 for the three months ended September 30, 2016.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $68,896 at September 30, 2017, had a net loss of $11,863 and net cash used in operating activities of $11,641 for the three months ended September 30, 2017.

Net cash received from financing activities for the three months ended September 30, 2017 was $1,000.

Currently, we expect to incur an estimated negative cash flow per month in the amount of approximately $2,500 when considering the anticipated marketing costs associated with offering our services for sale together with general administrative expenses, offset by any revenue earned.

We believe that our principal difficulty in our inability to successfully implement our plan and attain profits has been the lack of available capital to commence, operate and expand our business.  We believe we need a minimum of approximately $300,000 in additional working capital to be utilized for development and launching of our operations for as well as funding the business development efforts to identify, qualify and acquire new customers, with the balance for working capital and general and administrative expense.  As of the date of this filing we have no other commitment from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future.  Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future. To such end, our auditor has indicated in its report on our financial statements for the year ended June 30, 2017 that our lack of revenues raise substantial doubt about our ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the quarterly period ended September 30, 2017.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 20, 2017, the Company sold 10,000 shares of common stock to a third party for total cash proceeds of $1,000.

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

Genesys Industries, inc.

Date: October 23, 2017	By:	/s/ Shefali Vibhakar
	Name:	Ms. Shefali Vibhakar
	Title:	Chief Financial Officer, President and Treasurer
(Principal Executive, Financial and Accounting Officer)

