Form 10-Q
period 2017-12-31
Genesys Industries, Inc.
filed 2018-01-30
CIK 1683131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2017

or

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of January 26, 2018, the issuer had 17,555,000 shares of its common stock issued and outstanding.

1

2

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENESYS INDUSTRIES, INC.

INDEX TO FINANCIAL STATEMENTS

December 31, 2017

Condensed Balance Sheets as of December 31, 2017 and June 30, 2017 (Unaudited)	4
Condensed Statements of Operations for the three and six months ended December 31, 2017 and 2016 (Unaudited)	5
Condensed Statements of Cash Flows for the six months ended December 31, 2017 and 2016 (Unaudited)	6
Notes to the Condensed Financial Statements (Unaudited)	7

GENESYS INDUSTRIES, INC. CONDENSED BALANCE SHEETS (Unaudited)

	December 31, 2017	June 30, 2017
ASSETS
Current assets:
Cash	$10,190	$20,844
Total current assets	10,190	20,844
Website development, net	206	514
Leasehold improvements, net	15,727	—
Deposit	7,500	—
Total assets	$33,623	$21,358

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$524	$701
Accrued rent, related party	10,000	—
Accrued interest, related party	243	—
Due to related party	37,748	6,190
Total current liabilities	48,515	6,891
Total liabilities	48,515	6,891
Stockholders' equity (deficit):
Class B Preferred stock, $0.001 par value, 25,000,000 shares authorized; 10,000,000 and 10,000,000 issued and outstanding, respectively	10,000	10,000
Common stock, $0.001 par value, 100,000,000 shares authorized; 17,555,000 and 17,545,000 shares issued and outstanding, respectively	17,555	17, 545
Additional paid-in capital	44,945	43,955
Accumulated deficit	(87,392)	(57,033)
Total stockholders' equity (deficit)	(14,892)	14,467
Total liabilities and stockholders' equity	$33,623	$21,358

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENESYS INDUSTRIES, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2017	2016	2017	2016
Revenue	$1,357	$—	$1,557	$1,357
Cost of revenue	733	—	733	698
Gross Margin	624	—	824	659
Operating Expenses:
Professional fees	3,875	3,875	8,375	8,125
General & administrative expenses	15,002	1,768	22,565	2,559
Total operating expenses	18,877	5,643	30,940	10,684

Loss from operations	(18,253)	(5,643)	(30,116)	(10,025)

Other expense:
Interest expense	(243)	—	(243)	—
Total other expense	(243)	—	(243)	—

Loss before income taxes	(18,496)	(5,643)	(30,359)	(10,025)

Provision for income taxes	—	—	—	—

Net Loss	$(18,496)	$(5,643)	$(30,359)	$(10,025)

Net Loss Per Common Share, basic & diluted	$0.00	$0.00	$0.00	$0.00

Weighted Common Shares Outstanding, basic & diluted	17,555,000	17,000,000	17,555,000	17,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENESYS INDUSTRIES, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net Loss	$(30,359)	$(10,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	308	309
Depreciation expense	166	—
Changes in operating assets and liabilities:
Other assets	(7,500)	—
Accounts payable	(177)	(6,839)
Accruals, related party	10,243	—
Net cash used in operating activities	(27,319)	(16,555)
Cash flows from investing activities:
Leasehold improvements	(15,893)	—
Net cash used in investing activities	(15,893)	—
Cash flows from financing activities:
Advances from a related party	31,558	1,800
Proceeds from the sale of common stock	1,000	16,900
Net cash provided by financing activities	32,558	18,700

Net change in cash	(10,654)	2,145
Cash, beginning of period	20,844	100
Cash, end of period	$10,190	$2,245

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENESYS INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Genesys Industries, Inc. (the “Company”), was incorporated on December 9, 2014 under the laws of the State of Florida. Genesys Industries is a diversified multi-industry manufacturer of complex metal components and products. We serve all general industrial markets such as Aerospace, Automotive, Construction, Commercial, Food Processing, Firearms, Industrial, Maritime, Medical, Railroad, Oil and Gas, Packaging, Telecom, Textiles, Pulp Paper, Transportation and many more. We are a vertically integrated precision Computer Numerical Control (“CNC”) manufacturing and fabrication company with core emphasis on product design, engineering and precision manufacturing of complex components and products.

The Company’s headquarters are in Palmetto, Florida. The Company has adopted its fiscal year end to be June 30.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2017 and for the related periods presented have been made. The results for the six months ended December 31, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, filed with the Securities and Exchange Commission.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and six months ended December 31, 2017.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has had minimal revenue, has an accumulated deficit of $87,392 and net cash used in operations of $27,319 for the six months ended December 31, 2017. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Assets stated at cost, less accumulated amortization consisted of the following:

	December 31, 2017	June 30, 2017
Website development	$1,850	$1,850
Less: accumulated amortization	(1,644)	(1,336)
Fixed assets, net	$206	$514

Amortization expense

Amortization expense for the six months ended December 31, 2017 and 2016 was $308 and $309, respectively.

Assets stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2017	June 30, 2017
Leasehold Improvements	$15,893	$—
Less: accumulated depreciation	(166)	—
Fixed assets, net	$15,727	$—

Depreciation expense

Depreciation expense for the six months ended December 31, 2017 and 2016 was $166 and $0, respectively.

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

Total consolidated revolving credit available under all credit arrangements is approximately $270,000. There have been no draw downs on the line of credit or the term loan as of December 31, 2017.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of Nov 5th, 2017. The LOC bears interest at 5% per annum and is due on demand.

As of December 31, 2017, and June 30, 2017, the Company owed $37,748 and $6,190, respectively in loans payable to its President & CEO. The loans were received to pay for certain operating expenses. They are unsecured, non-interest bearing and due on demand. On November 15, 2017, this note was assigned to TCP. The note will become part of the outstanding balance due under the newly established line of credit.

During November 2017, TCP advanced the Company $24,058 under the LOC. As of December 31, 2017, the outstanding principle and interest is $37,748 and $243, respectively.

NOTE 8 – COMMITMENTS

On November 1st, 2017, the Company entered into a lease agreement with TCP to lease certain premises located in Florida to be effective from November 1, 2017 to November 1, 2027. This 8,000 square feet premises will be used by the Company for plant and offices. Monthly rent of $7,500 is to be paid on the first of each month. No payment is due for the first four months of the lease. A $7,500 deposit is required and was loaned to the Company by TCP. The $7,500 has been added to the balance due under the line of credit with TCP. Per the terms of the lease the Company is required to maintain rent and general liability insurance. As of December 31, 2017, the Company is still in the process of acquiring a policy and is covered by the lessor until one is finalized.

Future minimum rental payments are as follows:

Years ending June 30,
2018	$30,000
2019	90,000
2020	90,000
2021	90,000
2022	90,000
Thereafter	450,000
Total	$840,000

NOTE 9 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued on January 26, 2018 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Plan of Operations

Genesys Industries is a diversified multi-industry manufacturer of complex metal components and products. We serve all general industrial markets such as Aerospace, Automotive, Construction, Commercial, Food Processing, Industrial, Maritime, Medical, Railroad, Oil and Gas, Packaging, Telecom, Textiles, Pulp Paper, Transportation and many more. We are a vertically integrated precision cnc manufacturing and fabrication company with core emphasis on product design, engineering and precision manufacturing of complex components and products.

Results of Operation for the Three Months Ended December 31, 2017 and 2016

Revenues

For the three months ended December 31, 2017, we earned revenue of $1,357, compared to $0 for the three months ended December 31, 2016.

Operating Expenses

The Company incurred total operating expenses of $18,877 during the three months ended December 31, 2017, compared to $5,643 in the prior period. In the current period our expenses have increased due to lease expense of $10,000 as well as additional advertising and marketing expense.

Net Loss

Net loss for the three months ended December 31, 2017 was $18,496 compared to $5,643 for the three months ended December 31, 2016. The increase in net loss is due to an increase in lease expense and other general and administrative costs. In addition, we incurred $243 of interest expense in the current period.

Results of Operation for the Six Months Ended December 31, 2017 and 2016

Revenues

For the six months ended December 31, 2017, we earned revenue of $1,557, compared to $1,357 for the six months ended December 31, 2016.

Operating Expenses

The Company incurred total operating expenses of $30,940 during the six months ended December 31, 2017, compared to $10,684 in the prior period. In the current period our expenses have increased due to lease expense of $10,000 as well as additional advertising and marketing expense.

Net Loss

Net loss for the six months ended December 31, 2017 was $30,359 compared to $10,025 for the six months ended December 31, 2016. The increase in net loss is due to an increase in lease expense and other general and administrative costs. In addition, we incurred $243 of interest expense in the current period.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $87,392 at December 31, 2017, had a net loss of $30,359 and net cash used in operating activities of $27,319 for the six months ended December 31, 2017.

We used $15,893 in the six months ended December 31, 2017, for leasehold improvements.

Net cash received from financing activities for the six months ended December 31, 2017 was $32,558 compared to $18,700 for the six months ended December 31, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the quarterly period ended December 31, 2017.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

None.

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
January 30, 2018

