Form 10-Q
period 2018-03-31
Genesys Industries, Inc.
filed 2018-05-02
CIK 1683131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

or

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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 2, 2018, the issuer had 17,870,000 shares of its common stock issued and outstanding.

1

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENESYS INDUSTRIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

Condensed Consolidated Balance Sheets as of March 31, 2018 and June 30, 2017 (Unaudited)	4
Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2018 and 2017 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2018 and 2017 (Unaudited)	6
Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

GENESYS INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2018	June 30, 2017
ASSETS
Current assets:
Cash	$37,019	$20,844
Accounts receivable	48,704	—
Inventory	36,203	—
Total current assets	121,926	20,844

Website development, net	52	514
Property, Plant and Equipment, net	664,015	—
Deposit	7,500	—
Total assets	$793,493	$21,358

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$10,683	$701
Accrued interest, related party	2,439	—
Line of credit	32,500	—
Loan payable, mortgage	9,974	—
Due to related party	377,747	6,190
Total current liabilities	433,343	6,891

Long term liabilities:
Line of credit, net of current portion	147,500	—
Loan payable, mortgage, net of current portion	189,226	—
Total liabilities	770,069	6,891

Stockholders' equity (deficit):
Class B Preferred stock, $0.001 par value, 25,000,000 shares authorized; 10,000,000 and 10,000,000 issued and outstanding, respectively	10,000	10,000
Common stock, $0.001 par value, 100,000,000 shares authorized; 17,870,000 and 17,545,000 shares issued and outstanding, respectively	17,870	17, 545
Additional paid-in capital	101,130	43,955
Accumulated deficit	(105,576)	(57,033)
Total stockholders' equity (deficit)	23,424	14,467
Total liabilities and stockholders' equity	$793,493	$21,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESYS INDUSTRIES, INC.

CONDENSED CONSOLIDATE STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2018	2017	2018	2017
Revenue	$48,749	$—	$50,306	$1,357
Cost of revenue	5,818	—	6,551	698
Gross Margin	42,931	—	43,755	659
Operating Expenses:
Professional fees	2,800	—	11,175	—
Payroll expense	24,143	—	24,143	—
General & administrative expenses	30,681	11,186	53,246	21,870
Total operating expenses	57,624	11,186	88,564	21,870
Loss from operations	(14,693)	(11,186)	(44,809)	(21,211)

Other expense:
Interest expense	(3,491)	—	(3,734)	—
Total other expense	(3,491)	—	(3,734)	—
Loss before income taxes	(18,184)	(11,186)	(48,543)	(21,211)
Provision for income taxes	—	—	—	—
Net Loss	$(18,184)	$(11,186)	$(48,543)	$(21,211)
Net Loss Per Common Share, basic & diluted	$0.00	$0.00	$0.00	$0.00
Weighted Common Shares Outstanding, basic & diluted	17,686,000	17,164,722	17,595,036	17,054,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 GENESYS INDUSTRIES, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net Loss	$(48,543)	$(21,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	463	463
Depreciation expense	8,298	—
Contributed rent expense	25,000	—
Changes in operating assets and liabilities:
Accounts receivable	(48,704)	—
Inventory	(36,203)	—
Accounts payable and accruals	9,982	(6,945)
Accrued interest, related party	2,439	—
Net cash used in operating activities	(87,268)	(27,693)

Cash flows from investing activities:
Property and equipment	(162,313)	—
Net cash used in investing activities	(162,313)	—

Cash flows from financing activities:
Advances from a related party	54,056	2,485
Proceeds from line of credit	180,000	—
Principal payment on mortgage	(800)	—
Proceeds from the sale of common stock	32,500	61,400
Net cash provided by financing activities	265,756	63,885

Net increase in cash	16,175	36,192

Cash, beginning of period	20,844	100
Cash, end of period	$37,019	$36,292

Supplemental disclosure of cash flow information:
Cash paid for interest	$(1,295)	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of noncash activities:
Promissory note issued for property and equipment	$310,000	$—
Mortgage for purchase of building	$200,000	$—
Contributed rent expense	$25,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESYS INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Genesys Industries, Inc. (the “Company”), was incorporated on December 9, 2014 under the laws of the State of Florida. Genesys Industries is a diversified multi-industry manufacturer of complex metal components and products. We serve all general industrial markets such as Aerospace, Automotive, Commercial, Food Processing, Firearms, Industrial, Maritime, Medical, Railroad, Oil and Gas, Packaging, Telecom, Textiles, Robotics, Space Travel, Transportation and many more. We are a vertically integrated precision CNC manufacturing and fabrication company with core emphasis on product design, engineering and precision manufacturing of complex components and products.

On February 5, 2018, the Company formed Genesys Industries, LLC as a wholly owned subsidiary in the state of Missouri.

The Company’s headquarters are in Palmetto, Florida. The Company has adopted its fiscal year end to be June 30.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2018 and for the related periods presented have been made. The results for the nine months ended March 31, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, filed with the Securities and Exchange Commission

Use of estimates

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

Inventories

Inventories are valued at the lower of cost or market. Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of March 31, 2018, the Company had $36,203 of parts and raw material inventory to be used in its manufacturing process.

Property, Plant and Equipment

Property and equipment are carried at the lower of cost or net realizable value. Major betterments that extend the useful lives of assets are also capitalized. Normal maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value. The allowance for uncollectible amounts is evaluated quarterly.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Genesys Industries, LLC, and have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and nine months ended March 31, 2018.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has had minimal revenue, has an accumulated deficit of $105,576 and net cash used in operations of $87,268 for the nine months ended March 31, 2018. These conditions raise substantial doubt about its ability to continue as a going concern.

While the Company is attempting to execute its growth strategy, the Company’s cash position may not be sufficient to support the Company’s daily operations without significant financing. While the Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient volume revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

NOTE 4 – PROPERTY, PLANT & EQUIPMENT

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

Property and Equipment and intangible assets are first recorded at cost. Depreciation and/or amortization is computed using the straight-line method over the estimated useful lives of the various classes of assets between three and five years. Leasehold improvements are being depreciated over ten years, and the building over twenty years.

Maintenance and repair expenses, as incurred, are charged to expense. Betterments and renewals are capitalized in plant and equipment accounts. Cost and accumulated depreciation applicable to items replaced or retired are eliminated from the related accounts with any gain or loss on the disposition included as income.

Intangible assets stated at cost, less accumulated amortization consisted of the following:

	March 31, 2018	June 30, 2017
Website development	$1,850	$1,850
Less: accumulated amortization	(1,799)	(1,336)
Website development, net	$51	$514

Amortization expense

Amortization expense for the nine months ended March 31, 2018 and 2017 was $463 and $463, respectively.

Property, Plant and equipment stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2018	June 30, 2017
Leasehold Improvements	$15,893	$—
Machinery and Equipment	399,977	—
Real Property & Plant	256,443	—
Less: accumulated depreciation	(8,298)	—
Fixed assets, net	$664,015	$—

Depreciation expense

Depreciation expense for the nine months ended March 31, 2018 and 2017 was $8,298 and $0, respectively.

NOTE 5 – LINES OF CREDIT

The Company has established a line of credit with a commercial bank in the amount of $50,000. This is a revolving business line of credit (BLOC) and bears a fixed interest rate of 7%. As of March 31, 2018 the balance was $0.00. The company has also established a corporate business credit card for use in travel related purposes. That line of credit is established at $20,000. The company has also established a renewable Bank Term Loan Facility in the approximate amount of $200,000 with a fixed interest rate of 5%.

Total consolidated revolving credit available under all credit arrangements is approximately $270,000. On March 9, 2018, the Company obtained a $180,000 loan against the bank term loan. The loan has a term of five years and requires interest only payments of $600 until May 26, 2018, thereafter payments of principal and interest of $3,396.82.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2018	$(3,397)
2019	40,762
2020	40,762
2021	40,762
2022	40,762
Thereafter	37,357
Total	$203,802

NOTE 6 – LOAN PAYABLE

On February 28, 2018, the Company purchased certain real property and approximately 2 acres of land in Missouri. The total acquisition cost including all closing costs and fees was $256,443. The purchase price was partially financed with a $200,000 loan from the company’s primary bank. The loan has a term of 5-year, at an interest rate of 4.09% and requires monthly payments of interest and principal of $1,494.59 with a final payment of approximately $148,063 due March 1, 2023. As of March 31, 2018, the balance on the loan is $199,200.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2018	$4,484
2019	17,935
2020	17,935
2021	17,935
2022	17,935
Thereafter	158,931
Total	$235,155

NOTE 7 - STOCKHOLDERS’ EQUITY

Common stock

Common stock includes 100,000,000 shares authorized at a par value of $0.001.

Between January 24, 2017 and March 31, 2017, the Company sold 545,000 shares of common stock at $0.10 a share under the terms of its most recent effective registered stock offering. As of March 31, 2017, $10,000 had not yet been collected therefore has been debited to stock subscription receivable. The funds were collected on April 3, 2017.

During the nine months ended March 31, 2018, the Company sold 325,000 shares of common stock from its effective registered stock offering for total cash proceeds of $32,500.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of Nov 5th, 2017. The LOC bears interest at 5% per annum and is due on demand. As of December 31, 2017, the Company owed $37,748 of principal and $243 of accrued interest on the LOC. During the nine months ended March 31, 2018, the Company utilized $310,000 of its LOC to purchase property and equipment from TCP and borrowed another $30,000 for operating expenses. As of March 31, 2018, the Company owed $377,748 of principal and $2,196 of accrued interest on the LOC.

As of December 31, 2017, and June 30, 2017, the Company owed $37,748 and $6,190, respectively in loans payable to its President & CEO. The loans were received to pay for certain operating expenses. They were unsecured, non-interest bearing and due on demand. On November 15, 2017, this note was assigned to TCP. The note has become part of the outstanding balance due under the newly established line of credit.

NOTE 9 – COMMITMENTS – RELATED PARTY

On November 1, 2017, the Company entered into a lease agreement with TCP to lease certain premises located in Florida to be effective from November 1, 2017 to November 1, 2027. The 8,000 square feet premises will be used by the Company for plant and offices. Monthly rent of $7,500 is to be paid on the first of each month. No payment is due for the first four months of the lease. A $7,500 deposit is required and was loaned to the Company by TCP. The $7,500 has been added to the balance due under the line of credit with TCP. As of March 31, 2018, the Company has incurred $25,000 of rent expense. TCP determined that it is in the best interest of the Company to temporarily contribute the rented space to the Company; therefore, the $25,000 has been credited to paid in capital. The Company is currently in default on this agreement.

Future minimum rental payments are as follows:

Years ending June 30,
2018	$30,000
2019	90,000
2020	90,000
2021	90,000
2022	90,000
Thereafter	450,000
Total	$840,000

Per the terms of the lease the Company is required to maintain rent and general liability insurance. As of March 31, 2018, the Company has acquired a policy to satisfy this lease requirement.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued on April 27, 2018 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Cautionary Statement:

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer that are not historical or current facts are “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, as well as other filings the Company makes with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are not predictions of actual future results. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Results of Operation for the Three Months Ended March 31, 2018 and 2017

Revenues

For the three months ended March 31, 2018, we earned revenue of $48,749, compared to $0 for the three months ended March 31, 2017. Our revenue of $48,749 was all from products shipped in the month of March as a result of the commencement of our new business plan and operations. We commenced operations on March 5th. Our revenues were produced from March 5th to March 29th, a sales cycle of less than 24 operating days for the entire quarter.

Cost of Revenue

For the three months ended March 31, 2018, we incurred cost of revenue of $5,818, compared to $0 for the three months ended March 31, 2017. Cost of revenue has increased in conjunction with increased sales and consists of raw materials used in our manufacturing process.

Operating Expenses

The Company incurred total operating expenses of $57,624 during the three months ended March 31, 2018, compared to $11,186 in the prior period. In the current period our expenses have increased due to profession fees of $2,800, payroll expense of $24,143 due to the hiring of new employees, lease expense of $15,000 and additional advertising and marketing expense.

Other expense

Interest expense for the three months ended March 31, 2018 was $3,491 compared to $0 for the three months ended March 31, 2017. Interest expense has increased due to the addition of our related party loan, line of credit and mortgage loan.

Net Loss

Net loss for the three months ended March 31, 2018 was $18,184 compared to $11,186 for the three months ended March 31, 2017. The increase in net loss is due to the increase in operating expenses as discussed above.

Results of Operation for the Nine Months Ended March 31, 2018 and 2017

Revenues

For the nine months ended March 31, 2018, we earned revenue of $50,306, compared to $1,357 for the nine months ended March 31, 2017. Our revenue of $50,306 consisted of $48,749 from products shipped in the month of March as a result of the commencement of our new business plan and operations. We commenced operations on March 5th. All our revenues were produced from March 5th to March 29th , a sales cycle of less than 24 operating days for the entire quarter.

Cost of Revenue

For the nine months ended March 31, 2018, we incurred cost of revenue of $6,551, compared to $698 for the nine months ended March 31, 2017. Cost of revenue has increased in conjunction with increased sales and consists of raw materials and tooling used in our manufacturing process.

Operating Expenses

The Company incurred total operating expenses of $88,564 during the nine months ended March 31, 2018, compared to $21,870 in the prior period. In the current period our expenses have increased due to professional fees of $11,175, payroll expense of $24,143 due to the hiring of new employees, lease expense of $25,000 and additional advertising and marketing expense.

Other expense

Interest expense for the nine months ended March 31, 2018 was $3,734 compared to $0 for the three months ended March 31, 2017. Interest expense has increased due to the addition of our related party loan, line of credit and mortgage loan.

Net Loss

Net loss for the nine months ended March 31, 2018 was $48,543 compared to $21,211 for the nine months ended March 31, 2017. The increase in net loss is due to the increase in operating expenses as discussed above.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $105,576 at March 31, 2018, had a net loss of $48,543 and net cash used in operating activities of $87,268 for the nine months ended March 31, 2018.

Net cash used in investing activities for the nine months ended March 31, 2018 was $162,313 compared to $0 for the nine months ended March 31, 2017. During the nine months ended March 31, 2018, we purchased real property including approximately 2 acres of land and an existing infrastructure ready factory with adequate power requirements. The additional land provides for expansion capabilities for the future. This factory will house our recently purchased equipment purchases and other fixed assets.

Net cash received from financing activities for the nine months ended March 31, 2018 was $265,756 compared to $63,885 for the nine months ended March 31, 2017.

The Company has established a line of credit with a commercial bank in the amount of $50,000. This is a revolving business line of credit (BLOC) and bears a fixed interest rate of 7%. The company has also established a corporate business credit card for use in travel related purposes. That line of credit is established at $20,000. The company has also established a renewable Bank Term Loan Facility in the approximate amount of $200,000 with a fixed interest rate of 5%.

Total consolidated revolving credit available under all credit arrangements is approximately $270,000. On March 9, 2018, the Company obtained a $180,000 against the bank term loan. The loan has a term of five years and requires interest only payments of $600 until May 26, 2018, thereafter payments of principal and interest of $3,396.82.

On February 28, 2018, the Company purchased certain real property and approximately 2 acres of land in Missouri. The total acquisition cost including all closing costs and fees was $256,443. The purchase price was partially financed with a $200,000 loan from a commercial bank. The loan has a term of 5-year term, an interest rate of 4.09% and requires monthly payments of interest and principal of $1,494.59. As of March 31, 2018, the balance on the loan is $199,200.

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of Nov 5th, 2017. The LOC bears interest at 5% per annum and is due on demand. During the nine months ended March 31, 2018, the Company utilized $310,000 of its LOC to purchase property and equipment from TCP. As of March 31, 2018, the Company owed $377,748 of principal and $2,196 of accrued interest on the LOC.

Subsequent to March 31, 2018, the Company has received open purchase orders for its products totaling $ 350,687. This is booked as backlog and will be shipped in the next two quarters. The company has added 12 new OEM customers in diverse industries, such as Aerospace, Industrial, Food Processing, Aviation, Space Exploration, Firearms and Marine. The company employee count totals 10 employees.

Currently, we expect to incur a near term temporary, estimated negative cash flow per month when considering the anticipated marketing costs associated with offering our products and services for sale together with general administrative expenses, offset by any revenue earned.

We believe that our principal difficulty in our inability to successfully implement our growth plan has been the lack of available capital to grow and expand our business.  We believe we need additional working capital to be utilized for the purchase of additional equipment and machinery to automate processes and support addition sales orders from our customers. As well as for deploying business development efforts to identify, qualify and acquire new customers, with the balance for working capital and general and administrative expense.  As of the date of this filing we have no other commitment from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future.  Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future. To such end, our auditor has indicated in its report on our financial statements for the year ended June 30, 2017 that our lack of revenues raise substantial doubt about our ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the quarterly period ended March 31, 2018.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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
May 2, 2018

