Form 10-K
period 2018-06-30
Genesys Industries, Inc.
filed 2018-12-28
CIK 1683131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

_________________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. There has been no trading of the Company’s common shares.

As of December 27, 2018, the Company had 17,870,000 shares of its common stock issued and outstanding, par value $0.001 per share.

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

PART 1

ITEM 1. BUSINESS

The company was incorporated on December 9th, 2014 in the state of Florida. Genesys Industries is a diversified multi-industry advanced manufacturer of complex components and products. The company is a vertically integrated precision cnc manufacturing and fabrication company with core emphasis on product design, engineering and precision manufacturing of complex components and products. Some of the industries served include Automotive, Aviation, Firearms, Food Processing, Industrial, Maritime, Medical, Railroad, Oil and Gas, Packaging, Telecom, Pulp Paper, Transportation and many more.

Products and Services

The Company focuses on two aspects of business, the main being the manufacturing of metal and plastic components in medium to high volumes requiring tolerances as close as one ten-thousandth (.0001) of an inch. These components are manufactured in accordance with customer specifications using raw materials both purchased by the company as well as being supplied by our customer. Raw materials may include Stainless Steel, Aluminum, Carbon Steel, Alloy Steels, Tool Steel, Titanium, Plastics, Delrin, Rubber.

The second portion of our product emphasis is based on product line development and engineered product manufacturing. Engineered to meet and exceed the rigorous quality standards of diverse industries. The company intends to implement the latest technologies coupled with CNC and robotic machinery to efficiently produce innovative original equipment products.

The company has a dynamic engineering focus with capabilities of producing one-piece prototypes to complex product mix orders. We provide full-service precision CNC machining, fabrication and finishing solutions to produce a high quality end product for our commercial and industrial customers. The processes involve manufacturing methodologies such as precision milling, turning, grinding, multi-spindle screw machining, cnc tube bending, pipe bending, heat treating, waterjet cutting, laser cutting, punch stamping, injection molding, shearing, robotic welding, CMM Inspection, plating, powder coating, finishing, sand blasting and many more intricate manufacturing processes. We offer engineering services and customer support throughout the manufacturing process to provide our clients with a finished end product at the highest value.

Sales & Marketing

We sell our products globally and rely on direct sales force, manufacturing representatives, distributors, commission sales agents, magazine advertisements, internet advertising, trade shows, trade directories and catalogue listings to market our products and services.

The company aims to achieve diversified growth through the expansion of our customer base for cnc machining and fabrication as well as value-added services such as plating, surface engineering and finishing. We intend to grow through partnerships and acquisitions. We are putting a team of direct sales force personnel that will be dedicated to pursuing opportunities to organically grow our business. Our overall goal is to add core customers that will diversify the industries that we serve and will eventually become “major” accounts that support the overall organization. Our target markets include Aerospace, Automotive, Firearms, Food Processing, Industrial, Maritime, Medical, Railroad, Oil and Gas, Packaging, Telecom, Textiles, Pulp Paper, Transportation and many more industries that outsource portions of their manufacturing operations such as product development, product line engineering, machining and fabrication. We search out these types of customers via a wide variety of methods including prospecting, trade shows and networking with the goal of receiving request for quotes that we can provide proposals on and eventually win new business.

The Company intends to build a reputation as a dependable manufacturer capable of meeting stringent specifications to produce quality components at high production rates. The Company intends to demonstrate an ability to develop sophisticated manufacturing processes and controls essential to produce precision and reliability in its products.

Customers

We currently have 18 customers. Our principal customers would be engaged in Aviation, Automotive, Construction, Commercial, Food Processing, Industrial, Firearms, Oil and Gas, Packaging, Transportation sectors and many more industries. Our customers are leading end users, original equipment manufacturers (OEM) and original design manufacturing (ODM) producers in the world.

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

We have 12 employees including our CEO.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including the consolidated audited financial statements and the related notes appearing at the end of this annual report on Form 10-K, with respect to any investment in shares of our common stock. If any of the following risks occurs, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose all or part of your investment. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements in light of future development.

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

We have less than four months of operational history in our industry. Accordingly, our operations are subject to the risks inherent in the establishment of a new business enterprise, including access to capital, successful implementation of our business plan and limited revenue from operations. We cannot assure you that our intended activities or plan of operation will be successful or result in revenue or profit to us and any failure to implement our business plan may have a material adverse effect on the business of the Company.

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

We are engaged in highly competitive field. Competition from other companies in the same field is intense and is expected to increase. Many of our competitors have substantially greater resources, research and development staff, engineering personnel, skilled machinists, sales and marketing staff, and facilities than we do. In addition, other more adequately capitalized and established firms may enter our field. There can be no assurance that our competitors will not develop product service offerings that are more effective than those being developed by us or that would render our product and service offerings obsolete or noncompetitive. Our profitability as a company depends on effective marketing, diverse capability and competitive pricing. There is no assurance that we will be able to price our product competitively or have the purchasing power that large companies enjoy. The industry is very capital intensive due to machinery and plant operations. There is no assurance that we will obtain the funding to acquire the diverse machinery and plant infrastructure that the larger established companies have acquired.

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

There is no assurance that we will be able to retain or renew our credit agreements and other finance agreements in the future. In the event the business grows rapidly, the uncertain economic climate continues, or we acquire one or more other companies, additional financing resources will likely be necessary in the current or future fiscal years. As a small company with a limited ability to attract and obtain financing, there is no assurance that we will be able to obtain sufficient additional equity or debt financing in the future on terms that are reasonable in light of current market conditions.

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

Our lack of operating history and financial resources raise substantial doubt about our ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty, and if we are unable to secure financing, we may be required to cease or curtail our operations. If we do not secure financing, and related activities or if we do not secure funding to implement our business plan, we estimate current available financial resources will sustain our operations only through the next few months, and then only if continued funding by the management of the company. Because we will need additional capital to implement our business plan and may not be able to obtain sufficient capital, we may be forced to limit the scope of our operations, and our revenues may be reduced.

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

Shareholders may have difficulty in depositing their shares due to regulatory burden on Clearing Firms and Broker Dealers.

Existing and prospective shareholders may have difficulty depositing their shares because very few broker dealers and their Clearing Firms are currently accepting shares of a newly listed company on the OTC venue. Such broker dealers and their clearing firms are highly regulated and may not find accepting shares in their best interest because of the regulatory burden from FINRA and or the SEC. All Shareholders may not be able to deposit their shares at all if their broker dealer does not accept low priced stocks. Even if you do deposit shares, they may never clear if the clearing firm affiliated with the broker dealer decides not to do so based on the extreme regulatory burden in clearing low priced stock. The resale market for our common stock could be non-existent because of the above reasons, as the holders of our common stock shareholders may not be able to resell their shares ever. If we are unable to trade and access the public markets, we may be required to cease, exit the public markets, or curtail our reporting obligations.

Limited Public Market of our Securities, and active trading market may not develop.

As we are in our early stages, an investment in our company will likely require a long-term commitment, with no certainty of return. The Company was recently approved to start trading its Common Stock on the OTCBB and or OTC Markets. There is currently no trading and none or limited public market for our Common Stock and there is no guarantee that any sustained trading market will develop in the near future or at all. In the absence of an active trading market:

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

Our Articles of Incorporation, as amended, authorize the issuance of 100,000,000 shares of common stock.  As of the date of this annual report the Company had 17,870,000 shares of common stock outstanding. Accordingly, we may issue up to an additional 82,130,000 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our than existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

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

Our Preferred Stock provides the shareholders thereof with particular rights which may enable them to exert substantial control over the affairs of the Company. To wit:

a.	Voting Rights: a holder of Class-B Preferred will have all the voting rights.
b.	Convertible: Our Preferred Stock constitutes a convertible stock in which (1) one preferred Share is convertible into (5) five Common Shares.
c.	Our Sole Officer and Director beneficially owns a substantial majority of the issued and outstanding shares of such preferred stock of the Company and will continue to own sufficient shares after this offering irrespective of its outcome. As a result, they will continue to be able to exercise substantial control over the operations of the Company.
d.	Agree to a merger, sale or consolidation of the Company with another entity or the effectuation of any transaction or series of related transactions in which more than 51% of the voting power of the Company is disposed.

1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our current corporate mailing address is 1914 24th Ave E, Palmetto, FL 34221. Our telephone number is 941-722-3600. An affiliate makes this space available to the company at zero cost for lease on a month to month basis. There is no written agreement documenting this arrangement. We believe this space is adequate for our current needs. We also own a factory in Missouri that sits on 2 acres.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

We received approval from FINRA and are currently quoted on OTC Markets for our common stock under the ticker symbol of “GEIN” as of June 19, 2017 and there has be no trading ever since. There is currently no market or trading volume for our common stock and there is no guarantee that any sustained trading market will develop in the future. Shareholders may not be able to deposit their shares at all if their broker dealer does not accept low priced stocks. Even if you do deposit shares, they may never clear if the clearing firm affiliated with the broker dealer decides not to do so based on the extreme regulatory burden from FINRA and SEC in clearing low priced stock. Future sales of substantial amounts of our shares in the public market could adversely affect market prices prevailing from time to time and could impair our ability to raise capital through the sale of our equity securities.

HOLDERS

The approximate number of stockholders of record as of June 30, 2018 is 38.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Overview

The company was incorporated on December 9th, 2014 in the state of Florida. Genesys Industries is a diversified multi-industry advanced manufacturer of complex components and products. The company is a vertically integrated precision cnc manufacturing and fabrication company with core emphasis on product design, engineering and precision manufacturing of complex components and products. Some of the industries served include Automotive, Aviation, Firearms, Food Processing, Industrial, Maritime, Medical, Railroad, Oil and Gas, Packaging, Telecom, Textiles, Pulp Paper, Transportation and many more.

Results of Operations - For the fiscal years ending June 30, 2018 and 2017.

Revenues

For the year ended June 30, 2018, we earned revenue of $236,858, compared to $1,357 for the year ended June 30, 2017; an increase of $235,501. Revenue was all from products shipped since March 5th to June 30th as a result of the commencement of our business plan and operations.

Cost of Revenue

For the year ended June 30, 2018, cost of revenue was $84,398, compared to $698 for the year ended June 30, 2017; an increase of $83,700. Cost of revenue has increased in conjunction with increased sales and consists of raw materials used in our manufacturing process.

Professional fees

Professional fees were $16,225 for the year ended June 30, 2018 compared to $18,110 for the year ended June 30, 2017; a decrease of $1,885 or 10%. Professional fees consist of accounting, audit and legal fees. The decrease can be attributed to a decrease in legal fees.

Payroll expense

Payroll expense was $106,608 for the year ended June 30, 2018 compared to $0 for the year ended June 30, 2017. Payroll expense has increase with the hiring of twelve new employees.

General & administrative expenses

General & administrative expenses were $98,022 for the year ended June 30, 2018, compared to $29,963 for the year ended June 30, 2017; an increase of $68,059. Expenses have increase in conjunction with the increase in operations.

Other expense

Interest expense for the year ended June 30, 2018 was $7,897 compared to $0 for the year ended June 30, 2017. Interest expense has increased due to the addition of our related party loan, line of credit, mortgage and equipment loans.

Net Loss

Net loss for the year ended June 30, 2018 was $76,292 compared to $47,414 for the year ended June 30, 2017; an increase of $28,878. The increase in net loss can be attributed to the increase in general and administrative expenses and to payroll expense now being incurred for newly hired employees.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $133,325 at June 30, 2018, had a net loss of $76,292 and net cash used in operating activities of $101,314 for the year ended June 30, 2018.

Net cash used in investing activities for the year ended June 30, 2018 was $397,306 for the purchase of property and equipment.

Net cash received from financing activities for the year ended June 30, 2018 was $495,642.

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

Total consolidated revolving credit available under all credit arrangements is approximately $270,000. On March 9, 2018, the Company obtained a $180,000 loan against the bank term loan. The loan has a term of five years and requires interest only payments of $600 until May 26, 2018, thereafter payments of principal and interest of $3,396.82. As of June 30, 2018, the balance on the loan is $177,353.

On February 28, 2018, the Company purchased certain real property. The total acquisition cost including all closing costs and fees was $256,443. The purchase price was partially financed with a $200,000 loan from the company’s primary bank. The loan has a term of 5-years, at an interest rate of 4.09% and requires monthly payments of interest and principal of $1,494.59 with a final payment of approximately $148,063 due March 1, 2023. As of June 30, 2018, the balance on the loan is $197,571.

In April 2018 the Company purchased equipment to be used in their operations for a total acquisition price of $51,792. The equipment was purchased with a combination of cash, $19,000 of equipment traded in and loan financing. The Company obtained a loan for $27,500 from their primary bank. The loan, dated May 7, 2018, matures on May 7, 2023, bears interest at 6% per annum and requires monthly payments of interest and principal of $532.84. As of June 30, 2018, the balance on the loan is $27,109.

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LOC bears interest at 5% per annum and is due on demand. As of December 31, 2017, the Company owed $37,748 of principal and $243 of accrued interest on the LOC. During the year ended June 30, 2018, the Company borrowed another $37,051 for operating expenses. As of June 30, 2018, the Company owed $67,299 of principal and $1,718 of accrued interest on the LOC.

We believe that our principal difficulty in our inability to successfully implement our plan in full force and attain profits has been the lack of available capital to operate and expand our business. We believe that because our shareholders can’t deposit their shares and clear shares with certain broker dealers and clearing firms due to extreme FINRA and SEC regulatory burden, it has caused us to not be able to raise capital since we do not have an active trading market for our common stock.  As of the date of this filing we have no other commitment from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future.  Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future. To such end, our auditor has indicated in its report on our financial statements for the year ended June 30, 2018.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Note 2 to the Financial Statements describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, contingencies and taxes.  Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Financial Statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be included in this report appear as indexed in the appendix to this report beginning on page 24.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2018 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the year ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On December 28, 2018, the Company filed an 8-K for non-reliance on previously issued financial statements. During the quarter ended March 31, 2018, the Company utilized $310,000 of its LOC with Twiga Capital Partners (“TCP”), an entity controlled by the Company’s sole officer and largest stockholder, Shefali Vibhakar in exchange for certain machinery and equipment. As a result of the purchase the March 31, 2018 balance sheet included $304,833 (net of $5,167 of depreciation) of machinery equipment and a loan of $310,000 due to a related party. The Company was subsequently unable to establish the book value of the equipment per GAAP requirements. As a result, an adjustment was made to carry the equipment over at no cost and the loan was debited to additional paid in capital. TCP then forgave the loan resulting in a credit to additional paid in capital.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors and officers are appointed by our board of directors and serve at the discretion of the board, subject to applicable employment agreements. The following table sets forth information regarding our executive officers and the members of our board of directors.

Name	Age	Position
Shefali Vibhakar	42	CEO, President, CFO and Director

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, or paid to our chief executive officer and the most highly-compensated executive officers (other than the chief executive officer) who were serving as executive officers as of June 30, 2018 for services rendered in all capacities to us for the years ended June 30, 2018, 2017 and 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Shefali Vibhakar	2018	0	0	0	0	0	0	0
CEO, CFO, Director	2017	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0

Employment and Consulting Agreements

None

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes, for each of the named executive officers, the number of shares of common stock underlying outstanding stock options held as of June 30, 2018.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($) [1]	Option expiration date
Shefali Vibhakar	0	0	$0	None

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of June 30, 2018 by:

•	each of our stockholders who is known by us to beneficially own 5% or more of our common stock;

•	each of our executive officers;

•	each of our directors; and

•	all of our directors and current executive officers as a group.

Beneficial ownership is determined based on the rules and regulations of the Commission. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. Applicable percentage ownership in the following table is based on the total of 17,870,000 shares of common stock outstanding as of June 30, 2018. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that are subject to options or warrants held by that person and exercisable as of, or within 60 days of, June 30, 2018. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each person named in the table has sole voting and dispositive power with respect to the shares of common stock set forth opposite that person’s name. Unless indicated below, the address of each individual listed below is c/o Genesys Industries, Inc. 1914 24th Ave E, Palmetto, FL 34221.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Shefali Vibhakar and or Assigns	17,000,000	95.13%
All Officers and Directors (1)	17,000,000	95.13%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On November 1, 2017, the Company entered into a lease agreement with TCP to lease certain premises located in Florida to be effective from November 1, 2017 to November 1, 2027. The 8,000 square feet premises was to be used by the Company for plant and offices. Monthly rent of $7,500 was to be paid on the first of each month. No payment was due for the first four months of the lease. A $7,500 deposit was required and was loaned to the Company by TCP. The $7,500 was added to the balance due under the line of credit with TCP but has since been returned. As of June 30, 2018, the Company has incurred $25,000 of rent expense. TCP determined that it is in the best interest of the Company to contribute the $25,000 of rented space to the Company; which has been credited to paid in capital, and to cancel the lease agreement.

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LOC bears interest at 5% per annum and is due on demand. As of December 31, 2017, the Company owed $37,748 of principal and $243 of accrued interest on the LOC. During the year ended June 30, 2018, the Company borrowed another $37,051 for operating expenses. As of June 30, 2018, the Company owed $67,299 of principal and $1,718 of accrued interest on the LOC.

As of June 30, 2018, and 2017, the Company owed $0 and $6,190, respectively in loans payable to its President & CEO. The loans were received to pay for certain operating expenses. They were unsecured, non-interest bearing and due on demand. On November 15, 2017, this note was assigned to TCP. The note has become part of the outstanding balance due under the newly established line of credit.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Michael Gillespie & Associates, PLLC served as our independent registered public accounting firm for 2018 and 2017.  The following table shows the fees that were billed for the audit and other services provided by this firm for 2018 and 2017.

	2018	2017
Audit Fees	$9,900	$5,450
Audit-Related Fees	$-0-	$-0-
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-
Total	$9,900	$5,450

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant (1)
3.2	Articles of Amendment (1)
3.3	Bylaws of the Registrant (1)
10.1	Form of Share Lock Up Period (1)
10.2	Term Loan Agreement between Genesys Industries & Hancock Bank
10.3	Loan Agreement between Genesys Industries & Hancock Bank for Real Estate Purchase
10.4	Loan Agreement between Genesys Industries & Hancock Bank for Equipment Purchase
10.5	Special Line of Credit Agreement between Genesys Industries and TCP (3)
10.6	Blanket Promissory Agreement between Genesys Industries and TCP (3)
10.7	Assignment of Promissory Note (2)
10.8	Attorney Legal Letter
99.4	Form of Subscription Agreement (1)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

(1) Incorporated by reference from Form S-1 filed on August 31, 2016 and as amended until December 23, 2016.

(2) Incorporated by reference from Form 8-K filed on November 20, 2016.

(3) Incorporated by reference from Form 8-K filed on November 22, 2016.

GENESYS INDUSTRIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Genesys Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Genesys Industries, Inc. as of June 30, 2018 and 2017 and the related statements of operations, changes in stockholder’s deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the periods then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2016.

Seattle, Washington

December 26, 2018

GENESYS INDUSTRIES, INC. CONSOLIDATED BALANCE SHEETS

	June 30, 2018	June 30, 2017
ASSETS
Current assets:
Cash	$17,866	$20,844
Accounts receivable	114,218	—
Inventory	7,939	—
Total current assets	140,023	20,844
Website development, net	—	514
Machinery and equipment, net	118,388	—
Real property & plant, net	267,134	—
Total Assets	$525,545	$21,358

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$52,319	$701
Accrued interest, related party	1,718	—
Accrued compensation	6,500	—
Line of credit	177,353	—
Loans payable	224,681	—
Due to related party	67,299	6,190
Total current liabilities	529,870	6,891
Total liabilities	529,870	6,891
Commitments and contingencies	—	—

Stockholders' equity (deficit):
Class B Preferred stock, $0.001 par value, 25,000,000 shares authorized; 10,000,000 and 10,000,000 issued and outstanding, respectively	10,000	10,000
Common stock, $0.001 par value, 100,000,000 shares authorized; 17,870,000 and 17,545,000 shares issued and outstanding, respectively	17,870	17,545
Additional paid-in capital	101,130	43,955
Accumulated deficit	(133,325)	(57,033)
Total stockholders' equity (deficit)	(4,325)	14,467
Total Liabilities and Stockholders' Deficit	$525,545	$21,358

The accompanying notes are an integral part of these consolidated financial statements.

GENESYS INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2018	2017
Revenue	$236,858	$1,357
Cost of revenue	84,398	698
Gross Margin	152,460	659
Operating Expenses:
Professional fees	16,225	18,110
Payroll expense	106,608	—
General & administrative expenses	98,022	29,963
Total operating expenses	220,855	48,073

Loss from operations	(68,395)	(47,414)

Other expense:
Interest expense	(7,897)	—
Total other expense	(7,897)	—

Loss before income taxes	(76,292)	(47,414)

Provision for income taxes	—	—

Net Loss	$(76,292)	$(47,414)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted common shares outstanding, basic and diluted	17,663,589	17,176,493

The accompanying notes are an integral part of these consolidated financial statements.

GENESYS INDUSTRIES, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Shares	Common Stock	Preferred Shares	Preferred	Stock Subscription Receivable	Paid in Capital	Accumulated Deficit	Total
Balance, June 30, 2016	17,000,000	$17,000	10,000,000	$10,000	$(16,900)	$(10,000)	$(9,619)	$(9,519)
Common stock issued for cash	545,000	545	—	—	16,900	53,955	—	71,400
Net loss for the year ended June 30, 2017	—	—	—	—	—	—	(47,414)	(47,414)
Balance, June 30, 2017	17,545,000	17,545	10,000,000	10,000	—	43,955	(57,033)	14,467
Common stock issued for cash	325,000	325	—	—	—	32,175	—	32,500
Contributed capital for rent expense	—	—	—	—	—	25,000	—	25,000
Net loss for the year ended June 30, 2018	—	—	—	—	—	—	(76,292)	(76,292)
Balance, June 30, 2018	17,870,000	$17,870	10,000,000	$10,000	$—	$101,130	$(133,325)	$(4,325)

The accompanying notes are an integral part of these consolidated financial statements.

GENESYS INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2018	2017
Cash flows from operating activities:
Net Loss	$(76,292)	$(47,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	514	617
Depreciation expense	11,784	—
Contributed rent expense	25,000	—
Changes in operating assets and liabilities:
Accounts receivable	(114,217)	—
Inventory	(7,939)	—
Accounts payable and accruals	51,618	(6,549)
Accrued interest, related party	1,718	—
Accrued compensation	6,500	—
Net cash used in operating activities	(101,314)	(53,346)
Cash flows from investing activities:
Purchase of property and equipment	(197,306)	—
Purchase of real property	(200,000)
Net cash used in investing activities	(397,306)	—
Cash flows from financing activities:
Advances from a related party	61,109	2,690
Proceeds from line of credit	180,000	—
Repayments on line of credit	(2,647)	—
Proceeds from loan	200,000	—
Proceeds from equipment loan	27,500	—
Principal payment on loans payable	(2,820)	—
Proceeds from the sale of common stock	32,500	71,400
Net cash provided by financing activities	495,642	74,090

Net increase (decrease) in cash	(2,978)	20,744
Cash, beginning of year	20,844	100
Cash, end of year	$17,866	$20,844

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,430	$—
Cash paid for taxes	$—	$—
Supplemental disclosure of noncash activities:
Contributed rent expense	$25,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

GENESYS INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

Inventories

Inventories are valued at the lower of cost or market. Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of June 30, 2018, the Company had $7,939 of finished goods inventory to be used in its manufacturing process.

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

Revenue Recognition

Revenue is recognized goods are shipped or services performed and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The company recognizes revenue when all performance obligations are completed and the risk of loss is transferred to the customer upon shipment.

During the year ended June 30, 2018, the Company recognized $142,377 and $51,788 of sales from two of its customers. This represents 60.1% and 21.8%, respectively, of total sales.

Right of Return

The Company’s only obligation is to replace product proven to be defective. Claims must be made within ten days of receipt of such product. As of June 30, 2018 and December 27, 2018, there have been no claims of defective products made.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2018.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of June 30, 2018 or 2017.

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

Income taxes

The Company follow ASC 740-10-30, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law by the President of the United States. TCJA is a tax reform act that among other things, reduced corporate tax rates to 21 percent effective January 1, 2018. FASB ASC 740, Income Taxes, requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates in the year of enactment, which is the year in which the change was signed into law. Accordingly, the Company adjusted its deferred tax assets and liabilities at December 31,2017, using the new corporate tax rate of 21 percent.

The Company adopted ASC 740-10-25 (“ASC 740-10-25”) with regard to uncertainty income taxes.  ASC 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740-10-25 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures.  We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of ASC 740-10-25.

Stock-based Compensation

The Company accounts for non-employee stock-based awards in accordance with the Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Under the new standard, the Company will value all equity classified awards at their grant-date under ASC718 and forgo revaluing the award after this date.

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

The Company’s diluted loss per share is the same as the basic loss per share for the years ended June 30, 2018 and 2017, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Recently issued accounting pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In May 2014, August 2015, April 2016 and May 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016- from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10 (ASC Topic 10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. This standard may be applied process of assessing the impact, if any, on its consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company has had minimal revenue, has an accumulated deficit of $133,325 and net cash used in operations of $101,314. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Intangible assets stated at cost, less accumulated amortization consisted of the following:

	June 30, 2018	June 30, 2017
Website development	$1,850	$1,850
Less: accumulated amortization	(1,850)	(1,336)
Website development, net	$—	$514

Amortization expense

Amortization expense for the years ended June 30, 2018 and 2017 was $514 and $617, respectively.

Property, Plant and equipment stated at cost, less accumulated depreciation consisted of the following:

	June 30, 2018	June 30, 2017
Leasehold Improvements	$15,893	$—
Machinery and Equipment	124,970	—
Real Property & Plant	256,443	—
Less: accumulated depreciation	(11,784)	—
Fixed assets, net	$385,522	$—

Depreciation expense

Depreciation expense for the years ended June 30, 2018 and 2017 was $11,784 and $0, respectively.

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

Total consolidated revolving credit available under all credit arrangements is approximately $270,000. On March 9, 2018, the Company obtained a $180,000 loan against the bank term loan. The loan has a term of five years and requires interest only payments of $600 until May 26, 2018, thereafter payments of principal and interest of $3,396.82. As of June 30, 2018, the balance on the loan is $177,353.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2019	$40,762
2020	40,762
2021	40,762
2022	40,762
Thereafter	37,357
Total	$200,405

NOTE 6 – LOANS PAYABLE

On February 28, 2018, the Company purchased certain real property and approximately 2 acres of land in Missouri. The total acquisition cost including all closing costs and fees was $256,443. The purchase price was partially financed with a $200,000 loan from the company’s primary bank. The loan has a term of 5-years, at an interest rate of 4.09% and requires monthly payments of interest and principal of $1,494.59 with a final payment of approximately $148,063 due March 1, 2023. As of June 30, 2018, the balance on the loan is $197,571.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2019	$17,935
2020	17,935
2021	17,935
2022	17,935
Thereafter	158,931
Total	$230,671

In April 2018 the Company purchased equipment to be used in their operations for a total acquisition price of $32,792. The equipment was purchased with a combination of cash and loan financing. The Company obtained a loan for $27,500 from their primary bank. The loan, dated May 7, 2018, matures on May 7, 2023, bears interest at 6% per annum and requires monthly payments of interest and principal of $532.84. As of June 30, 2018, the balance on the loan is $27,109.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2019	$6,394
2020	6,394
2021	6,394
2022	6,394
2023	2,664
Total	$28,240

NOTE 7 - STOCKHOLDERS’ EQUITY

Common stock

Common stock includes 100,000,000 shares authorized at a par value of $0.001.

Between January 24, 2017 and March 31, 2017, the Company sold 545,000 shares of common stock at $0.10 a share under the terms of its most recent effective registered stock offering.

During the year ended June 30, 2018, the Company sold 325,000 shares of common stock from its effective registered stock offering for total cash proceeds of $32,500.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LOC bears interest at 5% per annum and is due on demand. As of December 31, 2017, the Company owed $37,748 of principal and $243 of accrued interest on the LOC. During the year ended June 30, 2018, the Company borrowed another $37,051 for operating expenses. As of June 30, 2018, the Company owed $67,299 of principal and $1,718 of accrued interest on the LOC.

During the year ended June 30, 2018, the Company utilized $310,000 of its LOC with TCP in exchange for certain equipment. The Company was unable to establish the book value of the equipment per GAAP requirements, so it was carried over at no cost and the loan was debited to additional paid in capital. TCP then forgave the loan resulting in a credit to additional paid in capital. The company currently utilizes all $ 310,000 valuable machinery and equipment in its Missouri Plant.

As of June 30, 2018, and 2017, the Company owed $0 and $6,190, respectively in loans payable to its President & CEO. The loans were received to pay for certain operating expenses. They were unsecured, non-interest bearing and due on demand. On November 15, 2017, this note was assigned to TCP. The note has become part of the outstanding balance due under the newly established line of credit.

NOTE 9 – COMMITMENTS – RELATED PARTY

On November 1, 2017, the Company entered into a lease agreement with TCP to lease certain premises located in Florida to be effective from November 1, 2017 to November 1, 2027. The 8,000 square feet premises was to be used by the Company for plant and offices. Monthly rent of $7,500 was to be paid on the first of each month. No payment was due for the first four months of the lease. A $7,500 deposit was required and was loaned to the Company by TCP. The $7,500 was added to the balance due under the line of credit with TCP but has since been returned. As of June 30, 2018, the Company has incurred $25,000 of rent expense. TCP determined that it is in the best interest of the Company to contribute the $25,000 of rented space to the Company; which has been credited to paid in capital, and to cancel the lease agreement.

NOTE 10 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used for the fiscal year ended June 30, 2018 due to the new tax law recently enacted. The U.S. federal income tax rate of 34% is being used for the fiscal year ended June 30, 2017.

Net deferred tax assets consist of the following components as of June 30:

	2018	2017
Deferred Tax Assets:
NOL Carryover	$28,000	$19,391
Deferred tax liabilities:
Less valuation allowance	(28,000)	$(19,391)
Net deferred tax assets	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended June 30, due to the following:

	2018	2017
Federal income tax benefit attributable to:
Current operations	$16,021	$16,121
Less: Valuation allowance	(16,021)	(16,121)
Net provision for Federal income taxes	$—	$—

At June 30, 2018, the Company had net operating loss carry forwards of approximately $133,000 that may be offset against future taxable income from the year 2018 to 2036. No tax benefit has been reported in the June 30, 2018 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 11 – CORRECTION OF AN ERROR

During the quarter ended March 31, 2018, the Company utilized $310,000 of its LOC with TCP in exchange for certain machinery and equipment. As a result of the purchase the March 31, 2018 balance sheet included $304,833 (net of $5,167 of depreciation) of machinery equipment and a loan of $310,000 due to a related party. The Company was subsequently unable to establish the book value of the equipment per GAAP requirements. As a result, an adjustment was made to carry the equipment over at no cost and the loan was debited to additional paid in capital. TCP then forgave the loan resulting in a credit to additional paid in capital. On December 28, 2018, the Company filed an 8-K for non-reliance on previously issued financial statements.

NOTE 12 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued on December 26, 2018 and has determined that it does not have any material subsequent events to disclose in these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genesys Industries, Inc.

Date: December 28, 2018	By:	/s/ Shefali Vibhakar
Shefali Vibhakar
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shefali Vibhakar	Chief Financial Officer	December 28, 2018

