Form 10-Q
period 2018-09-30
Genesys Industries, Inc.
filed 2019-01-23
CIK 1683131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

_________________

GENESYS INDUSTRIES, INC.

_________________

Florida	333-213387	30-0852686
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of January 21, 2019, the issuer had 17,870,000 shares of its common stock issued and outstanding.

1

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENESYS INDUSTRIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

Condensed Consolidated Balance Sheets as of September 30, 2018 and June 30, 2018 (Unaudited)	4
Condensed Consolidated Statements of Operations for the three months ended September 30, 2018 and 2017 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2018 and 2017 (Unaudited)	6
Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

GENESYS INDUSTRIES, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2018	June 30, 2018
ASSETS
Current assets:
Cash	$36,650	$17,866
Accounts receivable	105,432	114,218
Inventory	9,298	7,939
Total current assets	151,380	140,023
Website development, net	—	—
Machinery and equipment, net	112,140	118,388
Real property & plant, net	263,531	267,134
Total Assets	$527,051	$525,545

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$43,853	$52,319
Accrued interest, related party	2,549	1,718
Accrued compensation	3,663	6,500
Line of credit	166,835	177,353
Loans payable	219,948	224,681
Due to related party	65,911	67,299
Accrual for income taxes	6,010	—
Total current liabilities	508,769	529,870
Total liabilities	508,769	529,870

Commitments and contingencies	—	—
Stockholders' equity (deficit):
Class B Preferred stock, $0.001 par value, 25,000,000 shares authorized; 10,000,000 and 10,000,000 issued and outstanding, respectively	10,000	10,000
Common stock, $0.001 par value, 100,000,000 shares authorized; 17,870,000 and 17,870,000 shares issued and outstanding, respectively	17,870	17,870
Additional paid-in capital	101,130	101,130
Accumulated deficit	(110,718)	(133,325)
Total stockholders' deficit	18,282	(4,325)
Total Liabilities and Stockholders' Deficit	$527,051	$525,545

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESYS INDUSTRIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended September 30,
	2018	2017
Revenue	$185,241	$200
Cost of revenue	49,179	—
Gross Margin	136,062	200

Operating Expenses:
Professional fees	3,500	4,500
Payroll expense	67,864	—
General & administrative expenses	33,047	7,563
Total operating expenses	104,411	12,063

Income (loss) from operations	31,651	(11,863)

Other expense:
Interest expense	(3,034)	—
Total other expense	(3,034)	—

Income (loss) before income taxes	28,617	(11,863)

Provision for income taxes	(6,010)	—

Net income (loss)	$22,607	$(11,863)

Net Income Loss Per Common Share, basic & diluted	$0.00	$(0.00)

Weighted Common Shares Outstanding, basic & diluted	17,870,000	17,546,087

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESYS INDUSTRIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net Income (Loss)	$22,607	$(11,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	—	154
Depreciation expense	9,852	—
Changes in operating assets and liabilities:
Accounts receivable	8,785	(200)
Inventory	(1,359)	—
Accounts payable and accruals	(5,293)	268
Accrued interest, related party	831	—
Net cash provided by (used in) operating activities	35,423	(11,641)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Repayments to a related party	(1,388)	—
Payments on line of credit	(10,518)	—
Principal payment on mortgage	(3,134)	—
Principal payment on loan payable	(1,599)	—
Proceeds from the sale of common stock	—	1,000
Net cash (used in) provided by financing activities	(16,639)	1,000

Net increase (decrease) in cash	18,784	(10,641)

Cash, beginning of period	17,866	20,844

Cash, end of period	$36,650	$10,203

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESYS INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Genesys Industries, Inc. (the “Company”), was incorporated on December 9, 2014 under the laws of the State of Florida. Genesys Industries is a diversified multi-industry manufacturer of complex metal components and products. We serve all general industrial markets such as Aerospace, Automotive, Commercial, Food Processing, Industrial, Maritime, Medical, Railroad, Oil and Gas, Packaging, Telecom, Textiles, Robotics, Space Travel, Transportation and many more. We are a vertically integrated precision CNC manufacturing and fabrication company with core emphasis on product design, engineering and precision manufacturing of complex components and products.

On February 5, 2018, the Company formed Genesys Industries, LLC as a wholly owned subsidiary in the state of Missouri.

The Company’s headquarters are in Palmetto, Florida. The Company has adopted its fiscal year end to be June 30.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2018 and for the related periods presented have been made. The results for the three months ended September 30, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, filed with the Securities and Exchange Commission

Use of estimates

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Genesys Industries, LLC, and been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated.

Inventories

Inventories are valued at the lower of cost or market. Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of September 30, 2018, the Company had $9,298 of parts and raw material inventory to be used in its manufacturing process.

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

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The company recognizes revenue when all performance obligations are completed, and the risk of loss is transferred to the customer upon shipment.

During the three months ended September 30, 2018, the Company recognized $103,665 in sales from one customer. This represents 55.9% of total sales.

Right of Return

The Company’s only obligation is to replace product proven to be defective. Claims must be made within ten days of receipt of such product. As of September 30, 2018, there have been no claims of defective products made.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has just recently begun to recognize revenue and has an accumulated deficit of $110,718 as of September 30, 2018. These conditions raise substantial doubt about its ability to continue as a going concern.

While the Company is attempting to execute its growth strategy, the Company’s cash position may not be sufficient to support the Company’s daily operations without additional financing. While the Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

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

Property, Plant and equipment stated at cost, less accumulated depreciation consisted of the following:

	September 30, 2018	June 30, 2018
Leasehold Improvements	$15,893	$15,893
Machinery and Equipment	124,970	124,970
Real Property & Plant	256,443	256,443
Less: accumulated depreciation	(21,635)	(11,784)
Fixed assets, net	$375,671	$385,522

Depreciation expense

Depreciation expense for the three months ended September 30, 2018 and 2017 was $9,852 and $0, respectively.

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

Total consolidated revolving credit available under all credit arrangements is approximately $270,000. On March 9, 2018, the Company obtained a $180,000 loan against the bank term loan. The loan has a term of five years and requires interest only payments of $600 until May 26, 2018, thereafter payments of principal and interest of $3,396.82. As of September 30, 2018, and September 30, 2018, the balance on the loan is $166,835 and $177,353, respectively.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2019	$30,572
2020	40,762
2021	40,762
2022	40,762
Thereafter	37,357
Total	$190,215

NOTE 6 – LOAN PAYABLE

On February 28, 2018, the Company purchased certain real property and approximately 2 acres of land in Missouri. The total acquisition cost including all closing costs and fees was $256,443. The purchase price was partially financed with a $200,000 loan from the company’s primary bank. The loan has a term of 5-years, at an interest rate of 4.09% and requires monthly payments of interest and principal of $1,494.59 with a final payment of approximately $148,063 due March 1, 2023. As of September 30, 2018, and June 30, 2018 the balance on the loan is $194,437 and $197,571, respectively.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2019	$13,425
2020	17,935
2021	17,935
2022	17,935
Thereafter	158,931
Total	$226,161

In April 2018 the Company purchased equipment to be used in their operations for a total acquisition price of $32,792. The equipment was purchased with a combination of cash and loan financing. The Company obtained a loan for $27,500 from their primary bank. The loan, dated May 7, 2018, matures on May 7, 2023, bears interest at 6% per annum and requires monthly payments of interest and principal of $532.84. As of September 30, 2018, and June 30, 2018, the balance on the loan is $25,511 and $27,109, respectively.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2019	$4,796
2020	6,394
2021	6,394
2022	6,394
Thereafter	2,664
Total	$26,642

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

NOTE 8 - RELATED PARTY TRANSACTIONS

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LOC bears interest at 5% per annum and is due on demand. As of September 30, 2018, and June 30, 2018, the Company owed $65,911 and $67,299 of principal and $2,549 and $1,718 of accrued interest, respectively on the LOC.

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

NOTE 10 – CORRECTION OF AN ERROR

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

NOTE 11 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued on January 22, 2019 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operation for the Three Months Ended September 30, 2018 and 2017

Revenues

For the three months ended September 30, 2018, we earned revenue of $185,241, compared to $200 for the three months ended September 30, 2017. We have had a significant increase in revenue as a result of the commencement of our business plan and operations.

Cost of Revenue

For the three months ended September 30, 2018, we incurred cost of revenue of $49,179, compared to $0 for the three months ended September 30, 2017. Cost of revenue has increased in conjunction with increased sales and consists of raw materials, tooling and other processes used in our manufacturing process.

Professional fees

Professional fees were $3,500 for the three months ended September 30, 2018 compared to $4,500 for the three months ended September 30, 2017, a decrease of $1,000 or 22.2%. Professional fees consist of accounting, audit and legal fees.

Payroll expense

Payroll expense was $67,864 for the three months ended September 30, 2018 compared to $0 for the three months ended September 30, 2017. Payroll expense has increased with the hiring of new employees.

General & administrative expenses

General & administrative expenses were $33,047 for the three months ended September 30, 2018, compared to $7,563 for the three months ended September 30, 2017, an increase of $25,484. Expenses have increased in conjunction with the increase in operations.

Other expense

Interest expense for the three months ended September 30, 2018 was $3,034 compared to $0 for the three months ended September 30, 2017. Interest expense has increased due to the addition of our related party loan, line of credit and mortgage loan.

Net Loss

We had net income of $22,607, after a $6,010 provision for income taxes, for the three months ended September 30, 2018 compared to a net loss of $11,186 for the three months ended September 30, 2017. The increase from a net loss to net income is due to our increased revenue.

Liquidity and Capital Resources

Net cash provided by operating activities was $35,423 for the three months ended September 30, 2018.

We had no cash used in investing activities for the three months ended September 30, 2018.

We made payments totaling $16,639 on our various loans for the three months ended September 30, 2018.

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

Total consolidated revolving credit available under all credit arrangements is approximately $270,000. On March 9, 2018, the Company obtained a $180,000 loan against the bank term loan. The loan has a term of five years and requires interest only payments of $600 until May 26, 2018, thereafter payments of principal and interest of $3,396.82. As of September 30, 2018, the balance on the loan is $166,835.

On February 28, 2018, the Company purchased certain real property. The total acquisition cost including all closing costs and fees was $256,443. The purchase price was partially financed with a $200,000 loan from the company’s primary bank. The loan has a term of 5-years, at an interest rate of 4.09% and requires monthly payments of interest and principal of $1,494.59 with a final payment of approximately $148,063 due March 1, 2023. As of September 30, 2018, the balance on the loan is $194,437.

In April 2018 the Company purchased equipment to be used in their operations for a total acquisition price of $51,792. The equipment was purchased with a combination of cash, $19,000 of equipment traded in and loan financing. The Company obtained a loan for $27,500 from their primary bank. The loan, dated May 7, 2018, matures on May 7, 2023, bears interest at 6% per annum and requires monthly payments of interest and principal of $532.84. As of September 30, 2018, the balance on the loan is $25,511.

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LOC bears interest at 5% per annum and is due on demand. As of September 30, 2018, the Company owed $65,911 of principal and $2,549 of accrued interest on the LOC.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the quarterly period ended September 30, 2018.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Genesys Industries, Inc.

January 23, 2019	By:	/s/ Shefali Vibhakar
	Name:	Ms. Shefali Vibhakar
	Title:	Chief Financial Officer, President and Treasurer
(Principal Executive, Financial and Accounting Officer)

