Form 10-Q
period 2018-12-31
Genesys Industries, Inc.
filed 2019-02-08
CIK 1683131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2018

or

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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 7, 2019, the issuer had 17,870,000 shares of its common stock issued and outstanding.

1

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENESYS INDUSTRIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Condensed Consolidated Balance Sheets as of December 31, 2018 and June 30, 2018 (Unaudited)	4
Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2018 and 2017 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2018 and 2017 (Unaudited)	6
Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

GENESYS INDUSTRIES, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)
	December 31, 2018	June 30, 2018
ASSETS

Current assets:
Cash	$111,679	$17,866
Accounts receivable	100,629	114,218
Inventory	9,696	7,939
Total current assets	222,004	140,023
Website development, net	—	—
Machinery and equipment, net	105,641	118,388
Real property & plant, net	259,928	267,134
Total Assets	$587,573	$525,545

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$26,764	$52,319
Accrued interest, related party	3,399	1,718
Accrued compensation	3,663	6,500
Line of credit	161,238	177,353
Loans payable	217,292	224,681
Due to related party	65,911	67,299
Accrual for income taxes	25,962	—
Total current liabilities	504,229	529,870
Total liabilities	504,229	529,870

Commitments and contingencies	—	—
Stockholders' equity (deficit):
Class B Preferred stock, $0.001 par value, 25,000,000 shares authorized; 10,000,000 and 10,000,000 issued and outstanding, respectively	10,000	10,000
Common stock, $0.001 par value, 100,000,000 shares authorized; 17,870,000 and 17,870,000 shares issued and outstanding, respectively	17,870	17,870
Additional paid-in capital	101,130	101,130
Accumulated deficit	(45,656)	(133,325)
Total stockholders' deficit	83,344	(4,325)
Total Liabilities and Stockholders' Deficit	$587,573	$525,545

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESYS INDUSTRIES, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2018	2017	2018	2017
Revenue	$248,204	$1,357	$433,445	$1,557
Cost of revenue	54,369	733	103,548	733
Gross Margin	193,835	624	329,897	824
Operating Expenses:
Professional fees	7,100	3,875	10,600	8,375
Payroll expense	45,324	—	113,188	—
General & administrative expenses	45,651	15,002	78,698	22,565
Total operating expenses	98,075	18,877	202,486	30,940

Income (loss) from operations	95,760	(18,253)	127,411	(30,116)

Other expense:
Interest expense	(10,746)	(243)	(13,780)	(243)
Total other expense	(10,746)	(243)	(13,780)	(243)

Income (loss) before income taxes	85,014	(18,496)	113,631	(30,359)
Provision for income taxes	(19,952)	—	(25,962)	—
Net Income (Loss)	$65,062	$(18,496)	$87,669	$(30,359)

Net Income (Loss) Per Common Share, basic & diluted	$0.00	$0.00	$0.00	$0.00
Weighted Common Shares Outstanding, basic & diluted	17,870,000	17,555,000	17,870,000	17,555,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESYS INDUSTRIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Six Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net Income (Loss)	$87,669	$(30,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	—	308
Depreciation expense	19,953	166
Changes in operating assets and liabilities:
Accounts receivable	13,588	(7,500)
Inventory	(1,757)	—
Accounts payable and accruals	(2,429)	(177)
Accrued interest, related party	1,681	10,243
Net cash provided by (used in) operating activities	118,705	(27,319)

Cash flows from investing activities:
Leasehold improvements	—	(15,893)
Net cash used in investing activities	—	(15,893)

Cash flows from financing activities:
Repayments to a related party	(1,388)	—
Advances from a related party		31,558
Payments on line of credit	(16,114)	—
Principal payment on mortgage	(4,990)	—
Principal payment on loan payable	(2,400)	—
Proceeds from the sale of common stock	—	1,000
Net cash (used in) provided by financing activities	(24,892)	32,558

Net increase (decrease) in cash	93,813	(10,654)

Cash, beginning of period	17,866	20,844

Cash, end of period	$111,679	$10,190

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,237	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESYS INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2018 and for the related periods presented have been made. The results for the six months ended December 31, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, filed with the Securities and Exchange Commission

Use of estimates

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

Inventories

Inventories are valued at the lower of cost or market. Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of December 31, 2018, the Company had $9,696 of parts and raw material inventory to be used in its manufacturing process.

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

During the six months ended December 31, 2018, the Company recognized $132,022, $98,473 and $129,436 from its three largest customers, representing 30%, 23% and 30% of total sales, respectively.

Right of Return

The Company’s only obligation is to replace product proven to be defective. Claims must be made within ten days of receipt of such product. As of December 31, 2018, there have been no claims of defective products made.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has just recently begun to recognize revenue and has an accumulated deficit of $45,656 as of December 31, 2018. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Property, Plant and equipment stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2018	June 30, 2018
Leasehold Improvements	$15,893	$15,893
Machinery and Equipment	124,970	124,970
Real Property & Plant	256,443	256,443
Less: accumulated depreciation	(31,737)	(11,784)
Fixed assets, net	$365,569	$385,522

Depreciation expense

Depreciation expense for the six months ended December 31, 2018 and 2017 was $19,953 and $166, respectively.

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

Total consolidated revolving credit available under all credit arrangements is approximately $270,000. On March 9, 2018, the Company obtained a $180,000 loan against the bank term loan. The loan has a term of five years and requires interest only payments of $600 until May 26, 2018, thereafter payments of principal and interest of $3,396.82. As of December 31, 2018, and June 30, 2018, the balance on the loan is $161,238 and $177,353, respectively.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2019	$20,286
2020	40,762
2021	40,762
2022	40,762
Thereafter	37,357
Total	$179,929

NOTE 6 – LOAN PAYABLE

On February 28, 2018, the Company purchased certain real property and approximately 2 acres of land in Missouri. The total acquisition cost including all closing costs and fees was $256,443. The purchase price was partially financed with a $200,000 loan from the company’s primary bank. The loan has a term of 5-years, at an interest rate of 4.09% and requires monthly payments of interest and principal of $1,494.59 with a final payment of approximately $148,063 due March 1, 2023. As December 31, 2018, and June 30, 2018 the balance on the loan is $192,583 and $197,571, respectively.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2019	$8,968
2020	17,935
2021	17,935
2022	17,935
Thereafter	158,931
Total	$221,704

In April 2018 the Company purchased equipment to be used in their operations for a total acquisition price of $32,792. The equipment was purchased with a combination of cash and loan financing. The Company obtained a loan for $27,500 from their primary bank. The loan, dated May 7, 2018, matures on May 7, 2023, bears interest at 6% per annum and requires monthly payments of interest and principal of $532.84. As of December 31, 2018, and June 30, 2018, the balance on the loan is $24,709 and $27,109, respectively.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2019	$3,197
2020	6,394
2021	6,394
2022	6,394
Thereafter	2,664
Total	$25,043

NOTE 7 - STOCKHOLDERS’ EQUITY

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

NOTE 8 - RELATED PARTY TRANSACTIONS

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LOC bears interest at 5% per annum and is due on demand. As of December 31, 2018, and June 30, 2018, the Company owed $65,911 and $67,299 of principal and $3,399 and $1,718 of accrued interest, respectively on the LOC.

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

NOTE 11 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operation for the Three Months Ended December 31, 2018 and 2017

Revenues

For the three months ended December 31, 2018, we earned revenue of $248,204, compared to $1,357 for the three months ended December 31, 2017. We have had a significant increase in revenue as a result of the commencement of our business plan and operations. We continue to add new customers each month.

Cost of Revenue

For the three months ended December 31, 2018, we incurred cost of revenue of $54,369, compared to $733 for the three months ended December 31, 2017. Cost of revenue has increased in conjunction with increased sales and consists of raw materials, tooling and other processes used in our manufacturing process.

Professional fees

Professional fees were $7,100 for the three months ended December 31, 2018 compared to $3,875 for the three months ended December 31, 2017, an increase of $3,225 or 83.2%. Professional fees consist of accounting, audit and legal fees. The increase in fees in the current period is due to increased audit fees.

Payroll expense

Payroll expense was $45,324 for the three months ended December 31, 2018 compared to $0 for the three months ended December 31, 2017. Payroll expense has increased with the hiring of new employees.

General & administrative expenses

General & administrative expenses were $45,651 for the three months ended December 31, 2018, compared to $15,002 for the three months ended December 31, 2017, an increase of $30,649. Expenses have increased in conjunction with the increase in operations.

Other expense

Interest expense for the three months ended December 31, 2018 was $10,746 compared to $243 for the three months ended December 31, 2017. Interest expense has increased due to the addition of our related party loan, line of credit and mortgage loan.

Net Loss

We had net income of $65,065, after a $19,952 provision for income taxes, for the three months ended December 31, 2018 compared to a net loss of $18,496 for the three months ended December 31, 2017. The increase from a net loss to net income is due to our increased revenue and operations.

Results of Operation for the Six Months Ended December 31, 2018 and 2017

Revenues

For the six months ended December 31, 2018, we earned revenue of $433,445, compared to $1,557 for the six months ended December 31, 2017. We have had a significant increase in revenue as a result of the commencement of our business plan and operations. We continue to add new customers each month.

Cost of Revenue

For the six months ended December 31, 2018, we incurred cost of revenue of $103,548, compared to $733 for the six months ended December 31, 2017. Cost of revenue has increased in conjunction with increased sales and consists of raw materials, tooling and other processes used in our manufacturing process.

Professional fees

Professional fees were $10,600 for the six months ended December 31, 2018 compared to $8,375 for the six months ended December 31, 2017, an increase of $2,225 or 26.5%. Professional fees consist of accounting, audit and legal fees. The increase in fees in the current period is due to increased audit and accounting fees.

Payroll expense

Payroll expense was $113,188 for the six months ended December 31, 2018 compared to $0 for the six months ended December 31, 2017. Payroll expense has increased with the hiring of new employees.

General & administrative expenses

General & administrative expenses were $78,698 for the six months ended December 31, 2018, compared to $22,565 for the six months ended December 31, 2017, an increase of $56,133. Expenses have increased in conjunction with the increase in operations.

Other expense

Interest expense for the six months ended December 31, 2018 was $13,780 compared to $243 for the six months ended December 31, 2017. Interest expense has increased due to the addition of our related party loan, line of credit and mortgage loan.

Net Loss

We had net income of $87,669, after a $25,962 provision for income taxes, for the six months ended December 31, 2018 compared to a net loss of $30,359 for the six months ended December 31, 2017. The increase from a net loss to net income is due to our increased revenue and operations.

Liquidity and Capital Resources

Net cash provided by operating activities was $118,705 for the six months ended December 31, 2018.

We had no cash used in investing activities for the six months ended December 31, 2018.

We made payments totaling $24,892 on our various loans for the six months ended December 31, 2018.

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

Total consolidated revolving credit available under all credit arrangements is approximately $270,000. On March 9, 2018, the Company obtained a $180,000 loan against the bank term loan. The loan has a term of five years and requires interest only payments of $600 until May 26, 2018, thereafter payments of principal and interest of $3,396.82. As of December 31, 2018, the balance on the loan is $161,238.

On February 28, 2018, the Company purchased certain real property. The total acquisition cost including all closing costs and fees was $256,443. The purchase price was partially financed with a $200,000 loan from the company’s primary bank. The loan has a term of 5-years, at an interest rate of 4.09% and requires monthly payments of interest and principal of $1,494.59 with a final payment of approximately $148,063 due March 1, 2023. As of December 31, 2018, the balance on the loan is $192,583.

In April 2018 the Company purchased equipment to be used in their operations for a total acquisition price of $51,792. The equipment was purchased with a combination of cash, $19,000 of equipment traded in and loan financing. The Company obtained a loan for $27,500 from their primary bank. The loan, dated May 7, 2018, matures on May 7, 2023, bears interest at 6% per annum and requires monthly payments of interest and principal of $532.84. As of December 31, 2018, the balance on the loan is $24,709.

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LOC bears interest at 5% per annum and is due on demand. As of December 31, 2018, the Company owed $65,911 of principal and $3,399 of accrued interest on the LOC.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the quarterly period ended December 31, 2018.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

February 08, 2019

