Form 10-Q
period 2019-03-31
Genesys Industries, Inc.
filed 2019-05-13
CIK 1683131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

or

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	GEIN	OTC Markets

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 7, 2019, the issuer had 17,870,000 shares of its common stock issued and outstanding.

1

2

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENESYS INDUSTRIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

GENESYS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2019	June 30, 2018
ASSETS
Current assets:
Cash	$164,385	$17,866
Accounts receivable	71,773	114,218
Inventory	9,696	7,939
Total current assets	245,854	140,023
Website development, net	—	—
Machinery and equipment, net	99,142	118,388
Real property & plant, net	256,324	267,134
Total Assets	$601,320	$525,545
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$42,912	$52,319
Accrued interest, related party	4,212	1,718
Accrued compensation	3,022	6,500
Line of credit	152,017	177,353
Loans payable	215,005	224,681
Due to related party	65,911	67,299
Accrual for income taxes	33,400	—
Total current liabilities	516,479	529,870
Total liabilities	516,479	529,870

Commitments and contingencies	—	—
Stockholders' equity (deficit):
Class B Preferred stock, $0.001 par value, 25,000,000 shares authorized; 10,000,000 and 10,000,000 issued and outstanding, respectively	10,000	10,000
Common stock, $0.001 par value, 100,000,000 shares authorized; 17,870,000 and 17,870,000 shares issued and outstanding, respectively	17,870	17,870
Additional paid-in capital	101,130	101,130
Accumulated deficit	(44,159)	(133,325)
Total stockholders' equity (deficit)	84,841	(4,325)
Total Liabilities and Stockholders' Deficit	$601,320	$525,545

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESYS INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2019	2018	2019	2018
Revenue	$188,070	$48,749	$621,515	$50,306
Cost of revenue	86,144	5,818	189,692	6,551
Gross Margin	101,926	42,931	431,823	43,755
Operating Expenses:
Professional fees	10,200	2,800	20,800	11,175
Payroll expense	44,592	24,143	157,780	24,143
General & administrative expenses	33,788	30,681	112,486	53,246
Total operating expenses	88,580	57,624	291,066	88,564

Income (loss) from operations	13,346	(14,693)	140,757	(44,809)

Other expense:
Interest expense	(4,411)	(3,491)	(18,191)	(3,734)
Total other expense	(4,411)	(3,491)	(18,191)	(3,734)

Income (loss) before income taxes	8,935	(18,184)	122,566	(48,543)

Provision for income taxes	(7,438)	—	(33,400)	—

Net Income (Loss)	$1,497	$(18,184)	$89,166	$(48,543)

Net Income (Loss) Per Common Share, basic & diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted Common Shares Outstanding, basic & diluted	17,870,000	17,686,000	17,870,000	17,595,036

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESYS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 2018
	Common Shares	Common Stock	Preferred Shares	Preferred	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2017	17,555,000	$17,555	10,000,000	$10,000	$44,945	$(87,392)	$(14,892)
Common stock issued for cash	315,000	315	—	—	31,185	—	31,500
Contributed capital for rent expense	—	—	—	—	25,000	—	25,000
Net loss for the three months ended March 31, 2018	—	—	—	—	—	(18,184)	(18,184)
Balance, March 31, 2018	17,870,000	$17,870	10,000,000	$10,000	$101,130	$(105,576)	$23,424

FOR THE THREE MONTHS ENDED MARCH 2019
	Common Shares	Common Stock	Preferred Shares	Preferred	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2018	17,870,000	$17,870	10,000,000	$10,000	$101,130	$(45,656)	$83,344
Net loss for the three months ended March 31, 2019	—	—	—	—	—	1,497	1,497
Balance, March 31, 2019	17,870,000	$17,870	10,000,000	$10,000	$101,130	$(44,159)	$84,841

FOR THE NINE MONTHS ENDED MARCH 2018
	Common Shares	Common Stock	Preferred Shares	Preferred	Paid in Capital	Accumulated Deficit	Total
Balance, June 30, 2017	17,545,000	$17,545	10,000,000	$10,000	$43,955	$(57,033)	$14,467
Common stock issued for cash	325,000	325	—	—	32,175	—	32,500
Contributed capital for rent expense	—	—	—	—	25,000	—	25,000
Net loss for the nine months ended March 31, 2018	—	—	—	—	—	(48,543)	(48,543)
Balance, March 31, 2018	17,870,000	$17,870	10,000,000	$10,000	$101,130	$(105,576)	$(23,424)

FOR THE NINE MONTHS ENDED MARCH 2019
	Common Shares	Common Stock	Preferred Shares	Preferred	Paid in Capital	Accumulated Deficit	Total
Balance, June 30, 2018	17,870,000	$17,870	10,000,000	$10,000	$101,130	$(133,325)	$(4,325)
Net loss for the three months ended March 31, 2019	—	—	—	—	—	89,166	89,166
Balance, March 31, 2019	17,870,000	$17,870	10,000,000	$10,000	$101,130	$(44,159)	$84,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESYS INDUSTRIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Nine Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net Income (Loss)	$89,166	$(48,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	—	463
Depreciation expense	30,056	8,298
Contributed rent expense	—	25,000
Changes in operating assets and liabilities:
Accounts receivable	42,445	(48,704)
Inventory	(1,757)	(36,203)
Accounts payable and accruals	20,514	9,982
Accrued interest, related party	2,494	2,439
Net cash provided by (used in) operating activities	182,918	(87,268)
Cash flows from investing activities:
Purchase of property and equipment	—	(162,313)
Net cash used in investing activities	—	(162,313)
Cash flows from financing activities:
Repayments to a related party	(1,388)	—
Advances from a related party	—	54,056
Proceeds from line of credit	—	180,000
Payments on line of credit	(25,336)	—
Principal payment on mortgage	(6,035)	(800)
Principal payment on loan payable	(3,640)	—
Proceeds from the sale of common stock	—	32,500
Net cash (used in) provided by financing activities	(36,399)	265,756

Net increase in cash	146,519	16,175
Cash, beginning of period	17,866	20,844
Cash, end of period	$164,385	$37,019

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,836	$1,295
Cash paid for taxes	$—	$—
Supplemental disclosure of noncash activities:
Mortgage for purchase of building	$—	$200,000
Contributed rent expense	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESYS INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2019 and for the related periods presented have been made. The results for the nine months ended March 31, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, filed with the Securities and Exchange Commission

Use of estimates

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

Inventories

Inventories are valued at the lower of cost or market. Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of March 31, 2019, the Company had $9,696 of parts and raw material inventory to be used in its manufacturing process.

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

During the nine months ended March 31, 2019, the Company recognized $195,631, $136,858 and $129,436 from its three largest customers, representing 31%, 22% and 21% of total sales, respectively.

Right of Return

The Company’s only obligation is to replace product proven to be defective. Claims must be made within ten days of receipt of such product. As of March 31, 2019, there have been no claims of defective products made.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has just recently begun to recognize revenue and has an accumulated deficit of $44,159 as of March 31, 2019. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Property, Plant and equipment stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2019	June 30, 2018
Leasehold Improvements	$15,893	$15,893
Machinery and Equipment	124,970	124,970
Real Property & Plant	256,443	256,443
Less: accumulated depreciation	(41,840)	(11,784)
Fixed assets, net	$355,466	$385,522

Depreciation expense

Depreciation expense for the nine months ended March 31, 2019 and 2018 was $30,056 and $8,298, respectively.

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

Total consolidated revolving credit available under all credit arrangements is approximately $270,000. On March 9, 2018, the Company obtained a $180,000 loan against the bank term loan. The loan has a term of five years and requires interest only payments of $600 until May 26, 2018, thereafter payments of principal and interest of $3,396.82. As of March 31, 2019, and June 30, 2018, the balance on the loan is $152,017 and $177,353, respectively.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2019	$10,143
2020	40,762
2021	40,762
2022	40,762
Thereafter	37,357
Total	$169,786

NOTE 6 – LOAN PAYABLE

On February 28, 2018, the Company purchased certain real property and approximately 2 acres of land in Missouri. The total acquisition cost including all closing costs and fees was $256,443. The purchase price was partially financed with a $200,000 loan from the company’s primary bank. The loan has a term of 5-years, at an interest rate of 4.09% and requires monthly payments of interest and principal of $1,494.59 with a final payment of approximately $148,063 due March 1, 2023. As March 31, 2019, and June 30, 2018 the balance on the loan is $191,536 and $197,571, respectively.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2019	$4,484
2020	17,935
2021	17,935
2022	17,935
Thereafter	158,931
Total	$217,220

In April 2018 the Company purchased equipment to be used in their operations for a total acquisition price of $32,792. The equipment was purchased with a combination of cash and loan financing. The Company obtained a loan for $27,500 from their primary bank. The loan, dated May 7, 2018, matures on May 7, 2023, bears interest at 6% per annum and requires monthly payments of interest and principal of $532.84. As of March 31, 2019, and June 30, 2018, the balance on the loan is $23,469 and $27,109, respectively.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2019	$1,599
2020	6,394
2021	6,394
2022	6,394
Thereafter	2,664
Total	$23,445

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

NOTE 8 - RELATED PARTY TRANSACTIONS

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LOC bears interest at 5% per annum and is due on demand. As of March 31, 2019, and June 30, 2018, the Company owed $65,911 and $67,299 of principal and $4,212 and $1,718 of accrued interest, respectively on the LOC.

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

Results of Operation for the Three Months Ended March 31, 2019 and 2018

Revenues

For the three months ended March 31, 2019, we earned revenue of $188,070, compared to $48,749 for the three months ended March 31, 2018. We have had a significant increase in revenue as a result of the commencement of our business plan and operations. We continue to add new customers each month.

Cost of Revenue

For the three months ended March 31, 2019, we incurred cost of revenue of $86,144, compared to $5,818 for the three months ended March 31, 2018. Cost of revenue has increased in conjunction with increased sales and consists of raw materials, tooling and other processes used in our manufacturing process.

Professional fees

Professional fees were $10,200 for the three months ended March 31, 2019 compared to $2,800 for the three months ended March 31, 2018, an increase of $7,400 or 264.2%. Professional fees consist of accounting, audit and legal fees. The increase in fees in the current period is due to increased audit fees.

Payroll expense

Payroll expense was $44,592 for the three months ended March 31, 2019 compared to $24,143 for the three months ended March 31, 2018, an increase of $20,449 or 84.6%. Payroll expense has increased with the hiring of new employees to support our increased business.

General & administrative expenses

General & administrative expenses were $33,788 for the three months ended March 31, 2019, compared to $30,681 for the three months ended March 31, 2018, an increase of $3,107 or 10.1%. Expenses have increased in conjunction with the increase in operations.

Other expense

Interest expense for the three months ended March 31, 2019 was $4,411 compared to $3,491 for the three months ended March 31, 2018, an increase of $920, or 26.3%. Interest expense has increased due to the addition of our related party loan, line of credit and mortgage loan.

Net Loss

We had net income of $1,497, after a $7,438 provision for income taxes, for the three months ended March 31, 2019 compared to a net loss of $18,184 for the three months ended March 31, 2018. The increase from a net loss to net income is due to our increased revenue and operations.

Results of Operation for the Nine Months Ended March 31, 2019 and 2018

Revenues

For the nine months ended March 31, 2019, we earned revenue of $621,515, compared to $50,306 for the nine months ended March 31, 2018. We have had a significant increase in revenue as a result of the commencement of our business plan and operations. We continue to add new customers each month.

Cost of Revenue

For the nine months ended March 31, 2019, we incurred cost of revenue of $189,692, compared to $6,551 for the nine months ended March 31, 2018. Cost of revenue has increased in conjunction with increased sales and consists of raw materials, tooling and other processes used in our manufacturing process.

Professional fees

Professional fees were $20,800 for the nine months ended March 31, 2019 compared to $11,175 for the nine months ended March 31, 2018, an increase of $9,625 or 86.1%. Professional fees consist of accounting, audit and legal fees. The increase in fees in the current period is due to increased audit fees.

Payroll expense

Payroll expense was $157,780 for the nine months ended March 31, 2019 compared to $24,143 for the nine months ended March 31, 2018, an increase of $133,637 or 553.5%. Payroll expense has increased significantly with the hiring of new employees to support our increased business.

General & administrative expenses

General & administrative expenses were $112,486 for the nine months ended March 31, 2019, compared to $53,246 for the nine months ended March 31, 2018, an increase of $59,240 or 111.2%. Expenses have increased in conjunction with the increase in operations.

Other expense

Interest expense for the nine months ended March 31, 2019 was $18,191 compared to $3,734 for the nine months ended March 31, 2018, an increase of $14,457, or 387.1%. Interest expense has increased due to the addition of our related party loan, line of credit and mortgage loan.

Net Loss

We had net income of $89,166, after a $33,400 provision for income taxes, for the nine months ended March 31, 2019 compared to a net loss of $48,543 for the nine months ended March 31, 2018. The increase from a net loss to net income is due to our increased revenue and operations.

Liquidity and Capital Resources

Net cash provided by operating activities was $182,918 for the nine months ended March 31, 2019 compared to $87,268 used in operations for the nine months ended March 31, 2018.

We had no cash used in investing activities for the nine months ended March 31, 2019 compared to $162,313 used for the purchase of property and equipment in the prior period.

We made payments totaling $36,399 on our various loans for the nine months ended March 31, 2019.

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

Total consolidated revolving credit available under all credit arrangements is approximately $270,000. On March 9, 2018, the Company obtained a $180,000 loan against the bank term loan. The loan has a term of five years and requires interest only payments of $600 until May 26, 2018, thereafter payments of principal and interest of $3,396.82. As of March 31, 2019, the balance on the loan is $152,017.

On February 28, 2018, the Company purchased certain real property. The total acquisition cost including all closing costs and fees was $256,443. The purchase price was partially financed with a $200,000 loan from the company’s primary bank. The loan has a term of 5-years, at an interest rate of 4.09% and requires monthly payments of interest and principal of $1,494.59 with a final payment of approximately $148,063 due March 1, 2023. As of March 31, 2019, the balance on the loan is $191,536.

In April 2018 the Company purchased equipment to be used in their operations for a total acquisition price of $51,792. The equipment was purchased with a combination of cash, $19,000 of equipment traded in and loan financing. The Company obtained a loan for $27,500 from their primary bank. The loan, dated May 7, 2018, matures on May 7, 2023, bears interest at 6% per annum and requires monthly payments of interest and principal of $532.84. As of March 31, 2019, the balance on the loan is $23,469.

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LOC bears interest at 5% per annum and is due on demand. As of March 31, 2019, the Company owed $65,911 of principal and $4,212 of accrued interest on the LOC.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the quarterly period ended March 31, 2019.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

May 13, 2019

