Form 10-K
period 2019-06-30
Genesys Industries, Inc.
filed 2019-10-15
CIK 1683131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

_________________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2019

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
Emerging growth company ☐

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

As of October 11, 2019, the Company had 17,870,000 shares of its common stock issued and outstanding, par value $0.001 per share.

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

PART 1

ITEM 1. BUSINESS

The company was incorporated on December 9th, 2014 in the state of Florida. Genesys Industries is a diversified multi-industry advanced manufacturer of complex components and products. The company is a vertically integrated precision cnc manufacturing and fabrication company with core emphasis on product design, engineering and precision manufacturing of complex components and products. Some of the industries served include Automotive, Aviation, Food Processing, Industrial, Maritime, Medical, Railroad, Oil and Gas, Packaging, Telecom, Pulp Paper, Transportation and many more.

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

Customers

We currently have OEM/ODM customers. Our principal customers are engaged in Aviation, Automotive, Construction, Commercial, Food Processing, Industrial, Oil and Gas, Packaging, Transportation sectors and many more industries. Our customers are leading end users, original equipment manufacturers (OEM) and original design manufacturing (ODM) producers in the world.

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

The Company obtains majority of all its purchase contracts through competitive quoting. The Company faces direct competition from companies with far greater financial, technological, manufacturing and personnel resources. Competition is primarily based on product quality, service, timely delivery, and price.

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

We have 10 employees including our CEO.

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

1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We currently operate 2 facilities. Our head office in Florida and another production facility in Missouri. Our current corporate mailing address is 1914 24th Ave E, Palmetto, FL 34221. Our telephone number is 941-722-3600.

Florida Facility is 12,000 sqft and 2 Acres yard. Missouri Favility is 8000 sqft and 2 acres yard. Collectively production and manufacturing space is 20,000 sqft in total. The facility in Florida is leased and an affiliate makes this space available to the company at zero cost for lease on a month to month basis. There is no written agreement documenting this arrangement. We believe this space is adequate for our current needs. We also own a factory in Missouri that sits on 2 acres.

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

HOLDERS

The approximate number of stockholders of record as of June 30, 2019 is 39.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Results of Operations - For the fiscal years ending June 30, 2019 and 2018.

Revenues

For the year ended June 30, 2019, we earned revenue of $768,787 compared to $236,858 for the year ended June 30, 2018; an increase of $531,929 or 224.5%. We have had a significant increase in revenue as a result of the commencement of our business plan and operations. We continue to add new customers each month.

Cost of Revenue

For the year ended June 30, 2019, cost of revenue was $458,066, compared to $230,086 for the year ended June 30, 2018; an increase of $227,980 or 99%. Cost of sales in the current year consists of $228,410 of direct materials, $156,432 of direct labor and $73,224 of manufacturing overhead. Cost of sales in the prior year consists of $84,398 of direct materials, $89,571 of direct labor and $56,117 of manufacturing overhead.

Professional fees

Professional fees were $26,475 for the year ended June 30, 2019 compared to $16,225 for the year ended June 30, 2018; an increase of $10,250 or 63.1%. Professional fees consist of accounting, audit and legal fees. The increase in fees in the current year is due to an increase audit fees.

Payroll expense

Payroll expense was $42,680 for the year ended June 30, 2019 compared to $17,038 for the year ended June 30, 2018, an increase of $25,642 or 150.4%. Payroll expense has increased with the hiring of new employees to support our increased business.

General & administrative expenses

General & administrative expenses were $79,153 for the year ended June 30, 2019, compared to $41,904 for the year ended June 30, 2018; an increase of $37,249 or 88.8%. Expenses have increased in conjunction with the increase in operations.

Other expense

Interest expense for the year ended June 30, 2019 was $21,186 compared to $7,897 for the year ended June 30, 2018. Interest expense has increased due to the addition of our related party loan, line of credit, mortgage and equipment loans.

Net Income

Net income for the year ended June 30, 2019 was $102,743, after a $38,484 provision for income taxes, compared to a loss of $76,292 for the year ended June 30, 2018. The increase from a net loss to net income is due to the increase is revenue.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of only $30,582 at June 30, 2019, had net income of $102,743, after a $38,484 provision for income taxes, and had net cash provided by operating activities of $225,157 for the year ended June 30, 2019.

Net cash used in investing activities for the years ended June 30, 2019 and 2018 was $57,763 and $397,306, respectively, for the purchase of property and equipment.

Net cash used in financing activities for the year ended June 30, 2019 was $15,055 compared to $495,642 provided by financing activities in the prior year.

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

Total consolidated revolving credit available under all credit arrangements is approximately $270,000. On March 9, 2018, the Company obtained a $180,000 loan against the bank term loan. The loan has a term of five years and requires interest only payments of $600 until May 26, 2018, thereafter payments of principal and interest of $3,396.82. As of June 30, 2019, the balance on the loan is $143,263.

On February 28, 2018, the Company purchased certain real property. The total acquisition cost including all closing costs and fees was $256,443. The purchase price was partially financed with a $200,000 loan from the company’s primary bank. The loan has a term of 5-years, at an interest rate of 4.09% and requires monthly payments of interest and principal of $1,494.59 with a final payment of approximately $148,063 due March 1, 2023. As of June 30, 2019, the balance on the loan is $186,655.

In April 2018 the Company purchased equipment to be used in their operations for a total acquisition price of $51,792. The equipment was purchased with a combination of cash, $19,000 of equipment traded in and loan financing. The Company obtained a loan for $27,500 from their primary bank. The loan, dated May 7, 2018, matures on May 7, 2023, bears interest at 6% per annum and requires monthly payments of interest and principal of $532.84. As of June 30, 2019, the balance on the loan is $22,230.

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LOC bears interest at 5% per annum and is due on demand. As of June 30, 2019, the Company owed $102,129 of principal and $5,463 of accrued interest on the LOC.

We believe that our principal difficulty in our inability to successfully implement our plan in full force and attain profits has been the lack of available capital to operate and expand our business. We believe that because our shareholders can’t deposit their shares and clear shares with certain broker dealers and clearing firms due to extreme FINRA and SEC regulatory burden, it has caused us to not be able to raise capital since we do not have an active trading market for our common stock.  As of the date of this filing we have no other commitment from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future.  Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future. To such end, our auditor has indicated in its report on our financial statements for the year ended June 30, 2019.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be included in this report appear as indexed in the appendix to this report beginning on page 25.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2019 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the year ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors and officers are appointed by our board of directors and serve at the discretion of the board, subject to applicable employment agreements. The following table sets forth information regarding our executive officers and the members of our board of directors.

Name	Age	Position
Shefali Vibhakar	44	CEO, President, CFO and Director

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, or paid to our chief executive officer and the most highly-compensated executive officers (other than the chief executive officer) who were serving as executive officers as of June 30, 2019 for services rendered in all capacities to us for the fiscal years ended June 30, 2019, 2018 and 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Shefali Vibhakar	2019	0	0	0	0	0	0	0
CEO, CFO, Director	2018	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0

Employment and Consulting Agreements

None

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes, for each of the named executive officers, the number of shares of common stock underlying outstanding stock options held as of June 30, 2019.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($) [1]	Option expiration date
Shefali Vibhakar	0	0	$0	None

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of June 30, 2019 by:

•	each of our stockholders who is known by us to beneficially own 5% or more of our common stock;
•	each of our executive officers;
•	each of our directors; and
•	all of our directors and current executive officers as a group.

Beneficial ownership is determined based on the rules and regulations of the Commission. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. Applicable percentage ownership in the following table is based on the total of 17,870,000 shares of common stock outstanding as of June 30, 2019. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that are subject to options or warrants held by that person and exercisable as of, or within 60 days of, June 30, 2019. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each person named in the table has sole voting and dispositive power with respect to the shares of common stock set forth opposite that person’s name. Unless indicated below, the address of each individual listed below is c/o Genesys Industries, Inc. 1914 24th Ave E, Palmetto, FL 34221.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Shefali Vibhakar and or Assigns	17,000,000	95.13%
All Officers and Directors (1)	17,000,000	95.13%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On November 1, 2017, the Company entered into a lease agreement with TCP to lease certain premises located in Florida to be effective from November 1, 2017 to November 1, 2027. The 12,000 square feet premises was to be used by the Company for plant and offices. Monthly rent of $7,500 was to be paid on the first of each month. No payment was due for the first four months of the lease. A $7,500 deposit was required and was loaned to the Company by TCP. The $7,500 was added to the balance due under the line of credit with TCP but has since been returned. As of June 30, 2018, the Company has incurred $25,000 of rent expense. TCP determined that it is in the best interest of the Company to contribute the $25,000 of rented space to the Company; which has been credited to paid in capital, and to cancel the lease agreement.

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LOC bears interest at 5% per annum and is due on demand. As of June 30, 2019, the Company owed $65,911 of principal and $5,033 of accrued interest on the LOC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Michael Gillespie & Associates, PLLC served as our independent registered public accounting firm for the 2019 and 2018 fiscal years.  The following table shows the fees that were billed for the audit and other services provided by this firm for 2019 and 2018 fiscal years.

	2019	2018
Audit Fees	$17,500	$9,900
Audit-Related Fees	$-0-	$-0-
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-
Total	$17,500	$9,900

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

JUNE 30, 2019

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders & Board of Directors

Genesys Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Genesys Industries, Inc. as of June 30, 2019 and 2018 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the period ended June 30, 2019 and 2018. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018 and the results of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

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

Seattle, Washington

October 11, 2019

GENESYS INDUSTRIES, INC. CONSOLIDATED BALANCE SHEETS

	June 30, 2019	June 30, 2018
ASSETS
Current assets:
Cash	$170,205	$17,866
Accounts receivable	52,811	114,218
Inventory	—	7,939
Total current assets	223,016	140,023
Website development, net	—	—
Machinery and equipment, net	163,028	118,388
Real property & plant, net	239,377	267,134
Total Assets	$625,421	$525,545

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$25,137	$52,319
Accrued interest, related party	5,463	1,718
Accrued compensation	3,642	6,500
Line of credit – current portion	42,071	42,071
Loans payable– current portion	24,329	24,329
Due to related party	102,129	67,299
Income tax accrual	38,484	—
Total current liabilities	241,255	194,236
Long term liabilities:
Line of credit	101,192	135,282
Loans payable	184,556	200,352
Total liabilities	527,003	529,870

Commitments and contingencies	—	—

Stockholders' equity (deficit):
Class B Preferred stock, $0.001 par value, 25,000,000 shares authorized; 10,000,000 and 10,000,000 issued and outstanding, respectively	10,000	10,000
Common stock, $0.001 par value, 100,000,000 shares authorized; 17,870,000 shares issued and outstanding, respectively	17,870	17,870
Additional paid-in capital	101,130	101,130
Accumulated deficit	(30,582)	(133,325)
Total stockholders' equity (deficit)	98,418	(4,325)
Total Liabilities and Stockholders' Deficit	$625,421	$525,545

The accompanying notes are an integral part of these consolidated financial statements.

GENESYS INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2019	2018
Revenue	$768,787	$236,858
Cost of revenue	458,066	230,086
Gross Margin	310,721	6,772

Operating Expenses:
Professional fees	26,475	16,225
Payroll expense	42,680	17,038
General & administrative expenses	79,153	41,904
Total operating expenses	148,308	75,167

Income (loss) from operations	162,413	(68,395)

Other expense:
Interest expense	(21,186)	(7,897)
Total other expense	(21,186)	(7,897)

Income (loss) before income taxes	141,227	(76,292)

Provision for income taxes	(38,484)	—

Net Income (Loss)	$102,743	$(76,292)

Net income (loss) per common share, basic	$0.01	$(0.00)
Net income (loss) per common share, diluted	0.00	(0.00)

Weighted common shares outstanding, basic	17,870,000	17,663,589
Weighted common shares outstanding, diluted	67,870,000	67,663,589

The accompanying notes are an integral part of these consolidated financial statements.

GENESYS INDUSTRIES, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

	Common Shares	Common Stock	Preferred Shares	Preferred	Paid in Capital	Accumulated Deficit	Total
Balance, June 30, 2017	17,545,000	17,545	10,000,000	10,000	43,955	(57,033)	14,467
Common stock issued for cash	325,000	325	—	—	32,175	—	32,500
Contributed capital for rent expense	—	—	—	—	25,000	—	25,000
Net loss for the year ended June 30, 2018	—	—	—	—	—	(76,292)	(76,292)
Balance, June 30, 2018	17,870,000	17,870	10,000,000	10,000	101,130	(133,325)	(4,325)
Net income for the year ended June 30, 2019	—	—	—	—	—	102,743	102,743
Balance, June 30, 2019	17,870,000	$17,870	10,000,000	$10,000	$101,130	$(30,582)	$98,418

The accompanying notes are an integral part of these consolidated financial statements.

GENESYS INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2019	2018
Cash flows from operating activities:
Net Income (Loss)	$102,743	$(76,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory impairment	7,939
Changes in assets and liabilities:
Amortization expense	—	514
Depreciation expense	40,880	11,784
Contributed rent expense	—	25,000
Changes in operating assets and liabilities:
Accounts receivable	61,407	(114,217)
Inventory	—	(7,939)
Accounts payable and accruals	11,300	51,618
Accrued interest, related party	3,746	1,718
Accrued compensation	(2,858)	6,500
Net cash provided by (used in) operating activities	225,157	(101,314)
Cash flows from investing activities:
Purchase of property and equipment	(57,763)	(197,306)
Purchase of real property	—	(200,000)
Net cash used in investing activities	(57,763)	(397,306)
Cash flows from financing activities:
Advances from a related party	34,830	61,109
Proceeds from line of credit	—	180,000
Repayments on line of credit	(34,090)	(2,647)
Proceeds from loan	—	200,000
Proceeds from equipment loan	—	27,500
Principal payment on loans payable	(15,795)	(2,820)
Proceeds from the sale of common stock	—	32,500
Net cash (used) provided by financing activities	(15,055)	495,642

Net increase (decrease) in cash	152,339	(2,978)
Cash, beginning of year	17,866	20,844
Cash, end of year	$170,205	$17,866

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,498	$3,430
Cash paid for taxes	$—	$—
Supplemental disclosure of noncash activities:
Contributed rent expense	$—	$25,000

The accompanying notes are an integral part of these consolidated financial statements.

GENESYS INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended June 30, 2019.

Inventories

Inventories are valued at the lower of cost or market. Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. During the year ended June 30, 2019 the Company determined that its inventory on hand was impaired and wrote off $9,696 of inventory. As of June 30, 2019 and 2018, the Company has $0 and $7,939 of finished goods inventory, respectively, to be used in its manufacturing process.

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

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company's performance obligations are transferred to customers at a point in time, typically upon Shipment.

During the year ended June 30, 2019, the Company recognized $275,430 and $138,633 of sales from two of its customers. This represents 35.6% and 17.9%, respectively, of total sales.

During the year ended June 30, 2018, the Company recognized $142,377 and $51,788 of sales from two of its customers. This represents 60.1% and 21.8%, respectively, of total sales.

Right of Return

From time to time, the company in the normal course of business encounters product returns.  The company policy is to identify the reason of return and to either replace product, rework product or cancel the order at the request of the customer. As of June 30, 2019 and 2018, there were no substantial claims for rework or replacement in the normal course of business.

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

Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2019.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of June 30, 2019 or 2018.

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

Recently Adopted Accounting Standards

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.   This ASU clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods. The adoption of this ASU has had no material impact on the Company’s financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350). This ASU simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test, which required computing the implied fair value of goodwill. Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This new guidance will be effective January 1, 2020. The Company is currently in the process of evaluating the potential effect that the adoption of this standard will have on its financial position and results of operations.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies an entity’s ability to modify the terms or conditions of a share-based payment award presented. An entity should account for the effects of a modification unless all the following are met: the fair value of the modified award has not changed from the fair value on the date of issuance; the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and, the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods. The adoption of this ASU has had no material impact on the Company’s financial statements and disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This ASU clarifies the recognition, measurement, and effect on earnings per share of certain freestanding equity-classified financial instruments that include down round features affect entities that present earnings per share in accordance with the guidance in Topic 260, Earnings Per Share. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. This new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods. The Company adopted this ASU and it did not have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company adopted this ASU and it did not have a material impact on the Company’s results of operations.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, to establish ASC Topic 606, (ASC 606).  ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation.  In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company is currently in the process of evaluating the potential effect that the adoption of this standard will have on its financial position and results of operations.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company has experienced a significant increase in revenue since commencing it operations in 2018. The accumulated deficit has decreased to only $30,582 and we received cash from operations of $225,157. Although the Company’s financial position is steadily improving our operations are still relatively new, circumstances may still occur that would raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is successfully executing its growth strategy, its cash position may not still be sufficient to support the Company’s daily operations without additional financing. While the Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

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

Intangible assets stated at cost, less accumulated amortization consisted of the following:

	June 30, 2019	June 30, 2018
Website development	$1,850	$1,850
Less: accumulated amortization	(1,850)	(1,850)
Website development, net	$—	$—

Amortization expense

Amortization expense for the years ended June 30, 2019 and 2018 was $0 and $514, respectively.

Property, Plant and equipment stated at cost, less accumulated depreciation consisted of the following:

	June 30, 2019	June 30, 2018
Leasehold Improvements	$62,261	$15,893
Machinery and Equipment	136,365	124,970
Real Property & Plant	256,443	256,443
Less: accumulated depreciation	(52,664)	(11,784)
Fixed assets, net	$402,405	$385,522

Depreciation expense

Depreciation expense for the years ended June 30, 2019 and 2018 was $40,880 and $11,784, respectively.

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

Total consolidated revolving credit available under all credit arrangements is approximately $270,000. On March 9, 2018, the Company obtained a $180,000 loan against the bank term loan. The loan has a term of five years and requires interest only payments of $600 until May 26, 2018, thereafter payments of principal and interest of $3,396.82. As of June 30, 2019 and 2018, the balance on the loan is $143,263 and $177,353, respectively.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2020	42,071
2021	42,071
2022	42,071
Thereafter	31,150
Total	$157,363

NOTE 6 – LOANS PAYABLE

On February 28, 2018, the Company purchased certain real property and approximately 2 acres of land in Missouri. The total acquisition cost including all closing costs and fees was $256,443. The purchase price was partially financed with a $200,000 loan from the company’s primary bank. The loan has a term of 5-years, at an interest rate of 4.09% and requires monthly payments of interest and principal of $1,494.59 with a final payment of approximately $148,063 due March 1, 2023. As of June 30, 2019 and 2018, the balance on the loan is $186,655 and $197,571, respectively.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2020	17,935
2021	17,935
2022	17,935
2023	17,935
Thereafter	140,996
Total	$212,736

In April 2018 the Company purchased equipment to be used in their operations for a total acquisition price of $32,792. The equipment was purchased with a combination of cash and loan financing. The Company obtained a loan for $27,500 from their primary bank. The loan, dated May 7, 2018, matures on May 7, 2023, bears interest at 6% per annum and requires monthly payments of interest and principal of $532.84. As of June 30, 2019 and 2018, the balance on the loan is $22,230 and $27,109, respectively.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2020	6,394
2021	6,394
2022	6,394
2023	5,869
Total	$25,051

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

NOTE 8 - RELATED PARTY TRANSACTIONS

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LOC bears interest at 5% per annum and is due on demand. As of June 30, 2019 and 2018, the Company owed $102,129 and $67,299 of principal and $5,463 and $1,718 of accrued interest on the LOC, respectively.

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

NOTE 10 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used for the fiscal year ended June 30, 2019 and 2018.

Net deferred tax assets consist of the following components as of June 30:

	2019	2018
Deferred Tax Assets:
NOL Carryover	$6,400	$28,000
Deferred tax liabilities:
Less valuation allowance	(6,400)	$(28,000)
Net deferred tax assets	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended June 30, due to the following:

	2019	2018
Federal income tax benefit attributable to:
Current operations	$29,700	$16,021
Less: Valuation allowance	(29,700)	(16,021)
Net provision for Federal income taxes	$—	$—

At June 30, 2019, the Company had net operating loss carry forwards of approximately $30,500 that may be offset against future taxable income from the year 2019 to 2037. No tax benefit has been reported in the June 30, 2019 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

Genesys Industries, Inc.

Date: October 11, 2019	By:	/s/ Shefali Vibhakar
Shefali Vibhakar
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shefali Vibhakar	Chief Financial Officer	October 11, 2019

