Form 10-Q
period 2019-09-30
Genesys Industries, Inc.
filed 2019-11-14
CIK 1683131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

or

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

Large accelerated friler ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 5, 2019, the issuer had 18,000,000 shares of its common stock issued and outstanding.

1

2

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENESYS INDUSTRIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

GENESYS INDUSTRIES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	June 30, 2019
ASSETS	(Unaudited)
Current assets:
Cash	$113,472	$170,205
Accounts receivable	94,678	52,811
Prepaids	8,065	—
Total current assets	216,215	223,016
Website development, net	—	—
Machinery and equipment, net	273,962	163,028
Real property & plant, net	236,171	239,377
Total Assets	$726,348	$625,421

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$43,867	$25,137
Accrued interest, related party	6,751	5,463
Accrued compensation	4,937	3,642
Line of credit – current portion	36,168	42,071
Loans payable– current portion	31,598	24,329
Due to related party	102,129	102,129
Income tax accrual	41,286	38,484
Total current liabilities	266,736	241,255
Long term liabilities:
Line of credit	98,332	101,192
Loans payable	242,381	184,556
Total liabilities	607,449	527,003

Commitments and contingencies	—	—

Stockholders' equity (deficit):
Class B Preferred stock, $0.001 par value, 25,000,000 shares authorized; 10,000,000 and 10,000,000 issued and outstanding, respectively	10,000	10,000
Common stock, $0.001 par value, 100,000,000 shares authorized; 18,000,000 and 17,870,000 shares issued and outstanding, respectively	18,000	17,870
Additional paid-in capital	114,000	101,130
Accumulated deficit	(23,101)	(30,582)
Total stockholders' equity (deficit)	118,899	98,418
Total Liabilities and Stockholders' Deficit	$726,348	$625,421

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESYS INDUSTRIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended September 30,
	2019	2018
Revenue	$140,951	$185,241
Cost of revenue	93,478	119,377
Gross Margin	47,473	65,864

Operating Expenses:
Professional fees	5,005	3,500
Payroll expense	6,789	7,628
General & administrative expenses	18,452	23,085
Total operating expenses	30,246	34,213

Income from operations	17,227	31,651

Other expense:
Interest expense	(6,944)	(3,034)
Total other expense	(6,944)	(3,034)

Income before income taxes	10,283	28,617

Provision for income taxes	(2,802)	(6,010)

Net income	$7,481	$22,607

Net Income Per Common Share, basic & diluted	$0.00	$0.00
Weighted Common Shares Outstanding, basic & diluted	17,881,630	17,870,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESYS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

For the Three Months Ended September 30, 2018
	Common Shares	Common Stock	Preferred Shares	Preferred	Paid in Capital	Accumulated Deficit	Total
Balance, June 30, 2018	17,870,000	$17,870	10,000,000	$10,000	$101,130	$(133,325)	$(4,325)
Net income	—	—	—	—	—	22,607	22,607
Balance, September 30, 2018	17,870,000	$17,870	10,000,000	$10,000	$101,130	$(110,718)	$18,282

For the Three Months Ended September 30, 2019
	Common Shares	Common Stock	Preferred Shares	Preferred	Paid in Capital	Accumulated Deficit	Total
Balance, June 30, 2019	17,870,000	$17,870	10,000,000	$10,000	$101,130	$(30,582)	$98,418
Common stock issued for services	130,000	130	—	—	12,870	—	13,000
Net income	—	—	—	—	—	7,481	7,481
Balance, September 30, 2019	18,000,000	$18,000	10,000,000	$10,000	$114,000	$(23,101)	$118,899

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESYS INDUSTRIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net Income	$7,481	$22,607
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	14,034	9,852
Stock compensation expense	4,935	—
Changes in operating assets and liabilities:
Accounts receivable	(41,867)	8,785
Inventory	—	(1,359)
Accounts payable and accruals	22,828	(5,293)
Accrued interest, related party	1,287	831
Net cash provided by operating activities	8,698	35,423
Cash flows from investing activities:
Purchase of property and equipment	(121,762)	—
Net cash used in investing activities	(121,762)	—
Cash flows from financing activities:
Repayments to a related party	—	(1,388)
Proceeds from loan payable	70,147	—
Payments on line of credit	(8,763)	(10,518)
Principal payment on mortgage	(2,487)	(3,134)
Principal payment on loan payable	(2,566)	(1,599)
Net cash provided by (used in) financing activities	56,331	(16,639)

Net (decrease) increase in cash	(56,733)	18,784

Cash, beginning of period	170,205	17,866
Cash, end of period	$113,472	$36,650

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,166	$2,202
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESYS INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Genesys Industries, Inc. (the “Company”), was incorporated on December 9, 2014 under the laws of the State of Florida. Genesys Industries is a diversified industrial manufacturer and supplier of precision products. The company is an on demand manufacturer and supplier of product. Some of the industries served include Automation, Automotive, Building Materials, Food Processing, Industrial, Medical, Railroad, Oil and Gas, Packaging, Semiconductor, Telecom, Textiles, Pulp Paper, Transportation and many more. We are a vertically integrated precision CNC manufacturing and fabrication company with core emphasis on product design, engineering and precision manufacturing of complex components and products.

On February 5, 2018, the Company formed Genesys Industries, LLC as a wholly owned subsidiary in the state of Missouri.

The Company’s headquarters are in Palmetto, Florida. The Company has adopted its fiscal year end to be June 30.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2019 and for the related periods presented have been made. The results for the three months ended September 30, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, filed with the Securities and Exchange Commission

Use of estimates

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three months ended September 30, 2019.

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

During the three months ended September 30, 2019, the Company recognized $46,144 and $50,924 of sales from its two largest customers, representing 33%, and 37%, respectively, of total sales.

During the three months ended September 30, 2018, the Company recognized $103,665 in sales from one customer. This represents 55.9% of total sales.

Right of Return

From time to time, the company in the normal course of business encounters product returns.  The company policy is to identify the reason of return and to either replace product, rework product or cancel the order at the request of the customer. As of September 30, 2019 and June 30, 2019, there were no substantial claims for rework or replacement in the normal course of business.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company has experienced a significant increase in revenue since commencing it operations in 2018. The accumulated deficit has decreased to only $23,101 and we received cash from operations of $8,698. Although the Company’s financial position is steadily improving our operations are still relatively new, circumstances may still occur that would raise substantial doubt about the Company’s ability to continue as a going concern.

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

Intangible assets stated at cost, less accumulated amortization consisted of the following:

	September 30, 2019	June 30, 2019
Website development	$1,850	$1,850
Less: accumulated amortization	(1,850)	(1,850)
Website development, net	$—	$—

Amortization expense

Amortization expense for the three months ended September 30, 2019 and 2018 was $0 and $0, respectively.

Property, Plant and equipment stated at cost, less accumulated depreciation consisted of the following:

	September 30, 2019	June 30, 2019
Leasehold Improvements	$72,820	$62,261
Machinery and Equipment	245,068	136,365
Furniture	2,500	—
Real Property & Plant	256,443	256,443
Less: accumulated depreciation	(66,698)	(52,664)
Fixed assets, net	$510,133	$402,405

Depreciation expense

Depreciation expense for the three months ended September 30, 2019 and 2018 was $14,034 and $9,852, respectively.

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

Total consolidated revolving credit available under all credit arrangements is approximately $270,000. On March 9, 2018, the Company obtained a $180,000 loan against the bank term loan. The loan has a term of five years and requires interest only payments of $600 until May 26, 2018, thereafter payments of principal and interest of $3,396.82. As of September 30, 2019 and June 30, 2019, the balance on the loan is $134,500 and $143,263, respectively.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2020	31,553
2021	42,071
2022	42,071
Thereafter	31,150
Total	$146,845

NOTE 6 – LOAN PAYABLE

On February 28, 2018, the Company purchased certain real property and approximately 2 acres of land in Missouri. The total acquisition cost including all closing costs and fees was $256,443. The purchase price was partially financed with a $200,000 loan from the company’s primary bank. The loan has a term of 5-years, at an interest rate of 4.09% and requires monthly payments of interest and principal of $1,494.59 with a final payment of approximately $148,063 due March 1, 2023. As of September 30, 2019, and June 30, 2019, the balance on the loan is $184,168 and $186,655, respectively.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2020	$13,451
2021	17,935
2022	17,935
2023	17,935
Thereafter	140,996
Total	$208,252

In April 2018 the Company purchased equipment to be used in their operations for a total acquisition price of $32,792. The equipment was purchased with a combination of cash and loan financing. The Company obtained a loan for $27,500 from their primary bank. The loan, dated May 7, 2018, matures on May 7, 2023, bears interest at 6% per annum and requires monthly payments of interest and principal of $532.84. As of September 30, 2019 and June 30, 2019, the balance on the loan is $20,966 and $22,230, respectively.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2020	$4,796
2021	6,394
2022	6,394
2023	5,869
Total	$23,453

In September 2019 the Company purchased equipment to be used in their operations for a total acquisition price of $87,000. The equipment was purchased with a combination of cash and loan financing. The Company obtained a loan for $70,147. The loan, dated August 12, 2019, matures on August 12, 2024, bears interest at 6.6% per annum and requires monthly payments of interest and principal of $1,379.09. As of September 30, 2019 the balance on the loan is $68,845.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2020	$12,412
2021	16,549
2022	16,549
2023	16,549
2024	9,654
Total	$71,713

NOTE 7 - STOCKHOLDERS’ EQUITY

Common stock

Common stock includes 100,000,000 shares authorized at a par value of $0.001.

During the three months ended September 30, 2019, the Company granted 130,000 shares of common stock for servicers to two individuals. The shares were valued at $0.10, for total non-cash expense of $13,000. The expense is being recognized over the term of the agreements. As of September 30, 2019, $4,935 has been expensed and $8,065 has been debited to prepaids.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LOC bears interest at 5% per annum and is due on demand. As of September 30, 2019 and June 30, 2019, the Company owed $102,129 and $102,129 of principal and $6,751 and $5,463 of accrued interest on the LOC, respectively.

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

Forward Looking Statements

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

·	our future operating results;
·	our business prospects;
·	our contractual arrangements and relationships with third parties;
·	the dependence of our future success on the general economy;
·	our possible future financings; and
·	the adequacy of our cash resources and working capital.

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

Cautionary Statement:

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer that are not historical or current facts are “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, as well as other filings the Company makes with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are not predictions of actual future results. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Results of Operation for the Three Months Ended September 30, 2019 and 2018

Revenues

For the three months ended September 30, 2019, we earned revenue of $140,951 compared to $185,241 for the three months ended September 30, 2018; a decrease of $44,290 or 24%. During the current period we ceased doing business with one of our former primary customers due to them becoming a credit risk.

Cost of Revenue

For the three months ended September 30, 2019, cost of revenue was $93,478, compared to $119,377 for the three months ended September 30, 2018; a decrease of $25,899 or 22%. Cost of revenue in the current period consists of $29,297 of direct materials, $42,001 of direct labor and $22,180 of manufacturing overhead. Cost of sales in the prior year consists of $49,174 of direct materials, $60,236 of direct labor and $9,962 of manufacturing overhead.

Professional fees

Professional fees were $5,005 for the three months ended September 30, 2019 compared to $3,500 for the three months ended September 30, 2018; an increase of $1,505 or 43%. Professional fees consist of accounting, audit and legal fees. The increase in fees in the current year is due to an increase in audit fees.

Payroll expense

Payroll expense was $6,789 for the three months ended September 30, 2019 compared to $7,628 for the three months ended September 30, 2018, a decrease of $839 or 11%.

General & administrative expenses

General & administrative expenses (“G&A”) were $18,452 for the three months ended September 30, 2019, compared to $23,085 for the three months ended September 30, 2018; a decrease of $4,633 or 20%. Travel and insurance expense both decreased in the current period contributing to the decrease in G&A expense.

Other expense

Interest expense for the three months ended September 30, 2019 was $6,944 compared to $3,034 for the three months ended September 30, 2018. Interest expense has increased due to the addition of our related party loan, line of credit, mortgage and equipment loans.

Net Loss

Net income for the three months ended September 30, 2019 was $7,481, after a $2,802 provision for income taxes, compared to $22,607, after a $6,010 provision for income taxes, for the three months ended September 30, 2018. The decrease net income is due to the lower gross margin in the current period.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of only $23,101 at September 30, 2019, had net income of $7,481, after a $2,802 provision for income taxes, and had net cash provided by operating activities of $8,698 for the three months ended September 30, 2019.

Net cash used in investing activities for the three months ended September 30, 2019 and 2018 was $121,762 and $0, respectively, for the purchase of property and equipment.

Net cash received from financing activities for the three months ended September 30, 2019 was $56,331 compared to $16,639 used by financing activities in the prior year.

The Company has established a line of credit with a commercial bank in the amount of $50,000. This is a revolving business line of credit (BLOC) and bears a fixed interest rate of 7%. The company has also established a corporate business credit card for use in travel related purposes. That line of credit is established at $32,000. The company has also established a renewable Bank Term Loan Facility in the approximate amount of $200,000 with a fixed interest rate of 5%.

Total consolidated revolving credit available under all credit arrangements is approximately $270,000. On March 9, 2018, the Company obtained a $180,000 loan against the bank term loan. The loan has a term of five years and requires interest only payments of $600 until May 26, 2018, thereafter payments of principal and interest of $3,396.82. As of September 30, 2019 the balance on the loan is $134,500.

On February 28, 2018, the Company purchased certain real property and approximately 2 acres of land in Missouri. The total acquisition cost including all closing costs and fees was $256,443. The purchase price was partially financed with a $200,000 loan from the company’s primary bank. The loan has a term of 5-years, at an interest rate of 4.09% and requires monthly payments of interest and principal of $1,494.59 with a final payment of approximately $148,063 due March 1, 2023. As of September 30, 2019 the balance on the loan is $184,168.

In April 2018 the Company purchased equipment to be used in their operations for a total acquisition price of $51,792. The equipment was purchased with a combination of cash, $19,000 of equipment traded in and loan financing. The Company obtained a loan for $27,500 from their primary bank. The loan, dated May 7, 2018, matures on May 7, 2023, bears interest at 6% per annum and requires monthly payments of interest and principal of $532.84. As of September 30, 2019, the balance on the loan is $20,966.

In September 2019 the Company purchased equipment to be used in their operations for a total acquisition price of $87,000. The equipment was purchased with a combination of cash and loan financing. The Company obtained a loan for $70,147. The loan, dated August 12, 2019, matures on August 12, 2024, bears interest at 6.6% per annum and requires monthly payments of interest and principal of $1,379.09. As of September 30, 2019 the balance on the loan is $68,845.

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LOC bears interest at 5% per annum and is due on demand. As of September 30, 2019, the Company owed $102,129 of principal and $6,751 of accrued interest on the LOC.

We believe that our principal difficulty in our inability to successfully implement our plan in full force and attain profits has been the lack of available capital to operate and expand our business. We believe that because some of our shareholders can’t deposit their shares and clear shares with certain broker dealers and clearing firms due to extreme FINRA and SEC regulatory burden, it has caused us to not be able to raise capital since we do not have a liquid trading market for our common stock.  As of the date of this filing we have no other commitment from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future.  Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future. To such end, our auditor has indicated in its report on our financial statements for the year ended June 30, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the quarterly period ended September 30, 2019.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Genesys Industries, Inc.

Date: November 14, 2019	By:	/s/ Shefali Vibhakar
	Name:	Ms. Shefali Vibhakar
	Title:	Chief Financial Officer, President and Treasurer
(Principal Executive, Financial and Accounting Officer)

