Form 10-Q
period 2019-12-31
Genesys Industries, Inc.
filed 2020-02-14
CIK 1683131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2019

or

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
Large accelerated filer ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 12, 2020, the issuer had 18,100,000 shares of its common stock issued and outstanding.

1

2

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENESYS INDUSTRIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

GENESYS INDUSTRIES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2019	June 30, 2019
ASSETS	(Unaudited)
Current assets:
Cash	$116,990	$170,205
Accounts receivable	85,524	52,811
Inventory	1,217
Total current assets	203,731	223,016
Website development, net	—	—
Machinery and equipment, net	296,810	163,028
Real property & plant, net	232,965	239,377
Total Assets	$733,506	$625,421

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$41,697	$25,137
Accrued interest, related party	8,219	5,463
Accrued compensation	4,743	3,642
Line of credit – current portion	36,168	42,071
Loans payable– current portion	53,863	24,329
Due to related party	122,729	102,129
Income tax accrual	—	38,484
Total current liabilities	267,419	241,255
Long term liabilities:
Line of credit	89,655	101,192
Loans payable	231,904	184,556
Total liabilities	588,978	527,003

Commitments and contingencies	—	—

Stockholders' equity (deficit):
Class B Preferred stock, $0.001 par value, 25,000,000 shares authorized, 10,000,000 and 10,000,000 issued and outstanding, respectively	10,000	10,000
Common stock, $0.001 par value, 100,000,000 shares authorized; 18,100,000 and 17,870,000 shares issued and outstanding, respectively	18,100	17,870
Additional paid-in capital	183,900	101,130
Accumulated deficit	(67,472)	(30,582)
Total stockholders' equity	144,528	98,418
Total Liabilities and Stockholders' Equity	$733,506	$625,421

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESYS INDUSTRIES, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2019	2018	2019	2018
Revenue	$133,923	$248,204	$274,874	$433,445
Cost of revenue	75,326	116,277	168,804	235,654
Gross Margin	58,597	131,927	106,070	197,791
Operating Expenses:
Professional fees	14,800	7,100	19,805	10,600
Payroll expense	21,991	13,792	28,780	21,420
General & administrative expenses	21,026	15,275	39,478	38,360
Total operating expenses	57,817	36,167	88,063	70,380

Income from operations	780	95,760	18,007	127,411

Other expense:
Interest expense	(7,953)	(10,746)	(14,897)	(13,780)
Loss on issuance of common stock	(40,000)	—	(40,000)	—
Total other expense	(47,953)	(10,746)	(54,897)	(13,780)

Income (loss) before income taxes	(47,173)	85,014	(36,890)	113,631

Provision for income taxes	2,802	(19,952)	2,802	(25,962)

Net Income (Loss)	$(44,371)	$65,062	$(34,088)	$87,669

Net Income (Loss) Per Common Share, basic & diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted Common Shares Outstanding, basic & diluted	17,967,446	17,870,000	18,026,630	17,870,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESYS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

For the Six Months Ended December 31, 2018
	Common Shares	Common Stock	Preferred Shares	Preferred	Paid in Capital	Accumulated Deficit	Total
Balance, June 30, 2018	17,870,000	$17,870	10,000,000	$10,000	$101,130	$(133,325)	$(4,325)
Net income	—	—	—	—	—	22,607	22,607
Balance, September 30, 2018	17,870,000	17,870	10,000,000	10,000	101,130	(110,718)	18,282
Net income	—	—	—	—	—	65,062	65,062
Balance, December 31, 2018	17,870,000	$17,870	10,000,000	$10,000	$101,130	$(45,656)	$83,344

For the Six Months Ended December 31, 2019
	Common Shares	Common Stock	Preferred Shares	Preferred	Paid in Capital	Accumulated Deficit	Total
Balance, June 30, 2019	17,870,000	$17,870	10,000,000	$10,000	$101,130	$(30,582)	$98,418
Common stock issued for services	130,000	130	—	—	12,870	—	13,000
Net income	—	—	—	—	—	7,481	7,481
Balance, September 30, 2019	18,000,000	18,000	10,000,000	10,000	114,000	(23,101)	118,899
Common stock issued for services	100,000	100	—	—	69,900	—	70,000
Net income	—	—	—	—	—	(44,371)	(44,371)
Balance, December 31, 2019	18,100,000	$18,100	10,000,000	$10,000	$183,900	$(67,472)	$144,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESYS INDUSTRIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net Loss	$(36,890)	$(87,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	—	—
Depreciation expense	31,516	19,953
Provision for income taxes	(38,484)	—
Stock compensation expense	43,000	—
Loss on issuance of common stock	40,000	—
Changes in operating assets and liabilities:
Accounts receivable	(32,713)	13,588
Inventory	(1,217)	(1,757)
Accounts payable and accruals	17,663	(2,429)
Accrued interest, related party	2,755	1,681
Net cash provided by operating activities	25,630	118,705

Cash flows from investing activities:
Purchase of property and equipment	(158,886)	—
Net cash used in investing activities	(158,886)	—

Cash flows from financing activities:
Advances / payments - related party	20,600	(1,388)
Proceeds from loan payable	108,147	—
Payments on line of credit	(17,441)	(16,114)
Principal payment on mortgage	(5,055)	(4,990)
Principal payment on loan payable	(26,211)	(2,400)
Net cash provided (used) by financing activities	80,040	(24,892)

Net (decrease) increase in cash	(53,216)	93,813

Cash, beginning of period	170,206	17,866
Cash, end of period	$116,990	$111,679

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,559	$11,237
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESYS INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2019 and for the related periods presented have been made. The results for the six months ended December 31, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, filed with the Securities and Exchange Commission

Use of estimates

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and six months ended December 31, 2019.

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

During the six months ended December 31, 2019, the Company recognized $63,605 and $162,683 of sales from its two largest customers, representing 22.4%, and 57.4%, respectively, of total sales.

During the six months ended December 31, 2018, the Company recognized $132,022, $98,473 and $129,436 from its three largest customers, representing 30%, 23% and 30% of total sales, respectively.

Right of Return

From time to time, the company in the normal course of business encounters product returns.  The company policy is to identify the reason of return and to either replace product, rework product or cancel the order at the request of the customer. As of December 31, 2019, and June 30, 2019, there were no substantial claims for rework or replacement in the normal course of business.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the unaudited accompanying consolidated financial statements, the Company has experienced a significant increase in revenue since commencing it operations in 2018. As of December 31, 2019, the Company has an accumulated deficit of only $67,472 and for the six months ended December 31, 2019 we had a net loss of $34,088 and received cash from operations of $25,630. Although the Company’s financial position is steadily improving our operations are still relatively new, circumstances may still occur that would raise substantial doubt about the Company’s ability to continue as a going concern.

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

Intangible assets stated at cost, less accumulated amortization consisted of the following:

	December 31, 2019	June 30, 2019
Website development	$1,850	$1,850
Less: accumulated amortization	(1,850)	(1,850)
Website development, net	$—	$—

Amortization expense

Amortization expense for the six months ended December 31, 2019 and 2018 was $0 and $0, respectively.

Property, Plant and equipment stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2019	June 30, 2019
Leasehold Improvements	$72,820	$62,261
Machinery and Equipment	280,278	136,365
Furniture	4,414	—
Real Property & Plant	256,443	256,443
Less: accumulated depreciation	(84,180)	(52,664)
Fixed assets, net	$529,775	$402,405

Depreciation expense

Depreciation expense for the six months ended December 31, 2019 and 2018 was $31,516 and $19,953, respectively.

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

Total consolidated revolving credit available under all credit arrangements is approximately $270,000. On March 9, 2018, the Company obtained a $180,000 loan against the bank term loan. The loan has a term of five years and required interest only payments of $600 until May 26, 2018, thereafter payments of principal and interest of $3,396.82. As of December 31, 2019 and June 30, 2019, the balance on the loan is $125,824 and $143,263, respectively.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2020	$21,035
2021	42,071
2022	42,071
2023	31,150
Total	$136,327

NOTE 6 – LOAN PAYABLE

On February 28, 2018, the Company purchased certain real property and approximately 2 acres of land in Missouri. The total acquisition cost including all closing costs and fees was $256,443. The purchase price was partially financed with a $200,000 loan from the company’s primary bank. The loan has a term of 5-years, at an interest rate of 4.09% and requires monthly payments of interest and principal of $1,494.59 with a final payment of approximately $148,063 due March 1, 2023. As of December 31, 2019, and June 30, 2019, the balance on the loan is $181,600 and $186,655, respectively.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2020	$7,473
2021	17,935
2022	17,935
2023	17,935
2024	140,996
Total	$202,274

In April 2018 the Company purchased equipment to be used in their operations for a total acquisition price of $32,792. The equipment was purchased with a combination of cash and loan financing. The Company obtained a loan for $27,500 from their primary bank. The loan, dated May 7, 2018, matures on May 7, 2023, bears interest at 6% per annum and requires monthly payments of interest and principal of $532.84. During the quarter ended December 31, 2019, this loan was repaid in full. As of December 31, 2019 and June 30, 2019, the balance on the loan is $0 and $22,230, respectively.

In September 2019 the Company purchased equipment to be used in their operations for a total acquisition price of $87,000. The equipment was purchased with a combination of cash and loan financing. The Company obtained a loan for $70,147. The loan, dated August 12, 2019, matures on August 12, 2024, bears interest at 6.6% per annum and requires monthly payments of interest and principal of $1,379.09. As of December 31, 2019 the balance on the loan is $66,166.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2020	$8,275
2021	16,549
2022	16,549
2023	7,232
Total	$67,576

On December 18, 2019, the Company received a $38,000 loan disbursement from American Express. The loan bears interest at 8.98% per annum, is to be paid in full by December 23, 2022 and requires monthly payments of interest and principal of $1,208,23. As of December 31, 2019 the balance on the loan is $38,000.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2020	$7,249
2021	14,499
2022	14,499
2023	7,240
Total	$43,487

NOTE 7 - STOCKHOLDERS’ EQUITY

Common stock

Common stock includes 100,000,000 shares authorized at a par value of $0.001.

During the six months ended December 31, 2019, the Company granted 130,000 shares of common stock for services to two individuals. The shares were valued at $0.10, for total non-cash expense of $13,000.

During the six months ended December 31, 2019, the Company granted 100,000 shares of common stock for services valued at $30,000. The shares were valued at $0.70, the closing stock price on the date of grant, for total non-cash expense of $70,000. $40,000 of which was recorded as a loss on the issuance of common stock.

Preferred stock

Preferred stock includes 25,000,000 shares of authorized at a par value of $0.001. Preferred stock includes 25,000,000 shares of Class B authorized at a par value of $0.001. The Preferred Stock constitutes a convertible stock in which (1) one Preferred Share is convertible into (5) five Common Shares. The Preferred Stockholders are entitled to vote on any matters on which the common stock holders are entitled to vote.

NOTE 8 - RELATED PARTY TRANSACTIONS

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LOC bears interest at 5% per annum and is due on demand. As of December 31, 2019 and June 30, 2019, the Company owed $122,729 and $102,129 of principal and $8,219 and $5,463 of accrued interest on the LOC, respectively.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements. Other than the following.

On January 2, 2020, the Company executed a 10% fixed convertible promissory note in which it agreed to borrow up to $300,000. The note is convertible at a price per share equal to the lower of (a) the Fixed Conversion Price (which is fixed at a price equal to $0.30); or (b) 80% of the lowest trading price of the Company’s common stock during the 5 consecutive trading days prior to the date on which lender elects to convert all or part of the Note. The initial deposit of $125,000 was made on January 15, 2020 and included a $25,000 OID.

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

Results of Operation for the Three Months Ended December 31, 2019 and 2018

Revenues

For the three months ended December 31, 2019, we earned revenue of $133,923 compared to $248,204 for the three months ended December 31, 2018; a decrease of $114,281 or 46%. During the current period we ceased doing business with one of our former primary customers due to them becoming a credit risk.

Cost of Revenue

For the three months ended December 31, 2019, cost of revenue was $75,326, compared to $116,277 for the three months ended December 31, 2018; a decrease of $40,951 or 35.2%. Cost of revenue has decreased in conjunction with the decrease in revenue. Our cost of revenue consists of direct material, labor and overhead expenses.

Professional fees

Professional fees were $14,800 for the three months ended December 31, 2019 compared to $7,100 for the three months ended December 31, 2018; an increase of $7,700 or 108.5%. Professional fees consist of accounting, audit and legal fees. The increase in fees in the current year is due to an increase in audit and accounting fees.

Payroll expense

Payroll expense was $21,991 for the three months ended December 31, 2019 compared to $13,792 for the three months ended December 31, 2018, an increase of $8,199 or 59.4%. The increase can be attributed to an increase of our administrative staff.

General & administrative expenses

General & administrative expenses (“G&A”) were $21,026 for the three months ended December 31, 2019, compared to $15,275 for the three months ended December 31, 2018; an increase of $5,751 or 37.6%. In the current period our G&A expense was decreased when we recognized a credit of $38,484 for the prior period accrual for income tax. This decrease was offset by a $30,000 non-cash expense for stock compensation.

Other expense

Interest expense for the three months ended December 31, 2019 was $7,953 compared to $10,746 for the three months ended December 31, 2018, a decrease of $2,793 or 26%.

We had a $40,000 loss on the issuance of common stock when the Company granted 100,000 shares of common stock for services valued at $30,000. The shares were valued at $0.70, the closing stock price on the date of grant, for total non-cash expense of $70,000. $40,000 of which was recorded as a loss on the issuance of common stock.

Net Loss

Net loss for the three months ended December 31, 2019 was $44,372, after a $2,802 credit to the provision for income taxes, compared to net income of $65,062, after a $19,952 provision for income taxes, for the three months ended December 31, 2018. The change from net income in the prior period to a net loss in the current period can be attributed to the loss of one of our larger customers as well as our non-cash expense for stock compensation.

Results of Operation for the Six Months Ended December 31, 2019 and 2018

Revenues

For the six months ended December 31, 2019, we earned revenue of $274,874 compared to $433,445 for the six months ended December 31, 2018; a decrease of $158,571 or 36.6%. During the current period we ceased doing business with one of our former primary customers due to them becoming a credit risk.

Cost of Revenue

For the six months ended December 31, 2019, cost of revenue was $168,804, compared to $235,654 for the six months ended December 31, 2018; a decrease of $66,850 or 28.4%. Cost of revenue has decreased in conjunction with the decrease in revenue. Our cost of revenue consists of direct material, labor and overhead expenses.

Professional fees

Professional fees were $19,805 for the six months ended December 31, 2019 compared to $10,600 for the six months ended December 31, 2018; an increase of $9,205 or 86.8%. Professional fees consist of accounting, audit and legal fees. The increase in fees in the current year is due to an increase in audit and accounting fees.

Payroll expense

Payroll expense was $28,780 for the six months ended December 31, 2019 compared to $21,420 for the six months ended December 31, 2018, an increase of $7,360 or 34.4%. The increase can be attributed to an increase of our administrative staff.

General & administrative expenses

General & administrative expenses (“G&A”) were $39,478 for the six months ended December 31, 2019, compared to $38,360 for the six months ended December 31, 2018; an increase of $1,118 or 2.9%. In the current period our G&A expense was decreased when we recognized a credit of $38,484 for the prior period accrual for income tax. This decrease was offset by a $43,000 non-cash expense for stock compensation.

Other expense

Interest expense for the six months ended December 31, 2019 was $14,897 compared to $13,780 for the six months ended December 31, 2018. Interest expense has increased due to the addition of our related party loan, line of credit, mortgage and equipment loans.

We had a $40,000 loss on the issuance of common stock when the Company granted 100,000 shares of common stock for services valued at $30,000. The shares were valued at $0.70, the closing stock price on the date of grant, for total non-cash expense of $70,000. $40,000 of which was recorded as a loss on the issuance of common stock.

Net Loss

Net loss for the six months ended December 31, 2019 was $34,088, after a $2,802 credit to the provision for income taxes, compared to net income of $87,669, after a $25,962 provision for income taxes, for the six months ended December 31, 2018. The change from net income in the prior period to a net loss in the current period can be attributed to the loss of one of our larger customers as well as our non-cash expense for stock compensation.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of only $67,472 at December 31, 2019, had a net loss of $34,088, after a $2,802 credit to the provision for income taxes, and had net cash provided by operating activities of $25,630 for the six months ended December 31, 2019.

Net cash used in investing activities for the six months ended December 31, 2019 and 2018 was $158,886 and $0, respectively, for the purchase of property and equipment.

Net cash received from financing activities for the six months ended December 31, 2019 was $80,040 compared to $24,892 used by financing activities in the prior year.

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

Total consolidated revolving credit available under all credit arrangements is approximately $270,000. On March 9, 2018, the Company obtained a $180,000 loan against the bank term loan. The loan has a term of five years and requires interest only payments of $600 until May 26, 2018, thereafter payments of principal and interest of $3,396.82. As of December 31, 2019 the balance on the loan is $125,824.

On February 28, 2018, the Company purchased certain real property and approximately 2 acres of land in Missouri. The total acquisition cost including all closing costs and fees was $256,443. The purchase price was partially financed with a $200,000 loan from the company’s primary bank. The loan has a term of 5-years, at an interest rate of 4.09% and requires monthly payments of interest and principal of $1,494.59 with a final payment of approximately $148,063 due March 1, 2023. As of December 31, 2019 the balance on the loan is $181,600.

In September 2019 the Company purchased equipment to be used in their operations for a total acquisition price of $87,000. The equipment was purchased with a combination of cash and loan financing. The Company obtained a loan for $70,147. The loan, dated August 12, 2019, matures on August 12, 2024, bears interest at 6.6% per annum and requires monthly payments of interest and principal of $1,379.09. As of December 31, 2019 the balance on the loan is $66,166.

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LOC bears interest at 5% per annum and is due on demand. As of December 31, 2019, the Company owed $122,729 of principal and $8,219 of accrued interest on the LOC.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the quarterly period ended December 31, 2019.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Genesys Indsutries, Inc.

February 14, 2019	By:	/s/ Shefali Vibhakar
	Name:	Ms. Shefali Vibhakar
	Title:	Chief Executive Officer, Predisent and Treasurer
(Principal Executive, Financial and Accounting Officer)

