Form 10-Q
period 2020-03-31
Genesys Industries, Inc.
filed 2020-05-15
CIK 1683131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

or

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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 12, 2020, the issuer had 18,250,000 shares of its common stock issued and outstanding.

1

2

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENESYS INDUSTRIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

GENESYS INDUSTRIES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	June 30, 2019
ASSETS	(Unaudited)
Current assets:
Cash	$210,099	$170,205
Accounts receivable	87,181	52,811
Prepaid	12,611	—
Inventory	7,647	—
Total current assets	317,538	223,016
Machinery and equipment, net	350,182	163,028
Real property & plant, net	229,759	239,377
Total Assets	$897,479	$625,421

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$39,623	$25,137
Accrued interest, related party	9,749	5,463
Accrued compensation	6,216	3,642
Line of credit – current portion	37,081	42,071
Loans payable– current portion	45,644	24,329
Convertible note payable, net of discount of $87,500	62,500	—
Due to related party	122,729	102,129
Income tax accrual	—	38,484
Total current liabilities	323,542	241,255
Long term liabilities:
Line of credit	79,776	101,192
Loans payable	268,665	184,556
Total liabilities	671,983	527,003

Commitments and contingencies	—	—

Stockholders' equity (deficit):
Class B Preferred stock, $0.001 par value, 25,000,000 shares authorized, 10,000,000 and 10,000,000 issued and outstanding, respectively	10,000	10,000
Common stock, $0.001 par value, 100,000,000 shares authorized; 18,100,000 and 17,870,000 shares issued and outstanding, respectively	18,100	17,870
Common stock to be issued	16,500	—
Additional paid-in capital	383,900	101,130
Accumulated deficit	(203,004)	(30,582)
Total stockholders' equity	225,496	98,418
Total Liabilities and Stockholders' Equity	$897,479	$625,421

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESYS INDUSTRIES, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2020	2019	2020	2019
Revenue	$163,782	$188,070	$438,656	$621,515
Cost of revenue	98,058	127,869	266,862	363,523
Gross Margin	65,724	60,201	171,794	257,992
Operating Expenses:
Professional fees	10,100	10,200	29,905	20,800
Payroll expense	23,771	10,753	52,551	32,173
General & administrative expenses	23,556	25,902	63,034	64,262
Total operating expenses	57,427	46,855	145,490	117,235

Income (loss) from operations	8,297	13,346	(26,304)	140,757

Other expense:
Interest expense	(6,329)	(4,411)	(21,226)	(18,191)
Debt discount amortization	(62,500)	—	(62,500)	—
Loss on issuance of common stock	—	—	(40,000)	—
Loss on issuance of convertible debt	(75,000)	—	(75,000)	—
Total other expense	(143,829)	(4,411)	(198,726)	(18,191)

Income (loss) before income taxes	(135,532)	8,935	(172,422)	122,566
Provision for income taxes	—	(7,438)	—	(33,400)

Net Income (Loss)	$(135,532)	$1,497	$(172,422)	$89,166

Net Income (Loss) Per Common Share, basic & diluted	$(0.01)	$0.00	$(0.01)	$0.00
Weighted Common Shares Outstanding, basic & diluted	18,100,000	17,870,000	18,011,309	17,870,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESYS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

For the Nine Months Ended March 31, 2019

	Common Shares	Common Stock	Preferred Shares	Preferred	Paid in Capital	Accumulated Deficit	Total
Balance, June 30, 2018	17,870,000	$17,870	10,000,000	$10,000	$101,130	$(133,325)	$(4,325)
Net income	—	—	—	—	—	22,607	22,607
Balance, September 30, 2018	17,870,000	17,870	10,000,000	10,000	101,130	(110,718)	18,282
Net income	—	—	—	—	—	65,062	65,062
Balance, December 31, 2018	17,870,000	$17,870	10,000,000	$10,000	$101,130	$(45,656)	$83,344
Net income	—	—	—	—	—	1,497	1,497
Balance, March 31, 2019	17,870,000	$17,870	10,000,000	$10,000	$101,130	$(44,159)	$84,841

For the Nine Months Ended March 31, 2020

	Common Shares	Common Stock	Preferred Shares	Preferred	Common Stock to be Issued	Paid in Capital	Accumulated Deficit	Total
Balance, June 30, 2019	17,870,000	$17,870	10,000,000	$10,000	$—	$101,130	$(30,582)	$98,418
Common stock issued for services	130,000	130	—	—	—	12,870	—	13,000
Net income	—	—	—	—	—	—	7,481	7,481
Balance, September 30, 2019	18,000,000	18,000	10,000,000	10,000	—	114,000	(23,101)	118,899
Common stock issued for services	100,000	100	—	—	—	69,900	—	70,000
Net income	—	—	—	—	—	—	(44,371)	(44,371)
Balance, December 31, 2019	18,100,000	18,100	10,000,000	10,000	—	183,900	(67,472)	144,528
Common stock issued for services	—	—	—	—	16,500	—	—	16,500
Beneficial conversion feature	—	—	—	—	—	200,000	—	200,000
Net loss		—	—	—	—	—	(135,532)	(135,532)
Balance, March 31, 2020	18,100,000	$18,100	10,000,000	$10,000	$16,500	$283,900	$(203,004)	$225,496

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESYS INDUSTRIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (Loss) Income	$(172,422)	$89,166
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	—	—
Depreciation expense	49,553	30,056
Provision for income taxes	(38,484)	—
Stock compensation expense	46,889	—
Loss on issuance of common stock	40,000	—
Loss on issuance of convertible debt	75,000	—
Debt discount amortization	62,500	—
Changes in operating assets and liabilities:
Accounts receivable	(34,370)	42,445
Inventory	(7,647)	(1,757)
Accounts payable and accruals	18,773	20,514
Accrued interest, related party	2,574	2,494
Net cash provided by operating activities	42,366	182,918

Cash flows from investing activities:
Purchase of property and equipment	(227,090)	—
Net cash used in investing activities	(227,090)	—

Cash flows from financing activities:
Advances / payments - related party	20,600	(1,388)
Proceeds from loan payable	145,147	—
Proceeds from convertible debt	125,000	—
Payments on line of credit	(26,406)	(25,336)
Principal payment on mortgage	(7,671)	(6,035)
Principal payment on loan payable	(32,053)	(3,640)
Net cash provided (used) by financing activities	224,617	(36,399)

Net increase in cash	39,893	146,519

Cash, beginning of period	170,206	17,866
Cash, end of period	$210,099	$164,385

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,389	$14,237
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESYS INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2020 and for the related periods presented have been made. The results for the nine months ended March 31, 2020 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, filed with the Securities and Exchange Commission

Use of estimates

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and nine months ended March 31, 2020.

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

During the nine months ended March 31, 2020, the Company recognized $273,803 and $79,090 of sales from its two largest customers, representing 62.5%, and 18%, respectively, of total sales.

During the nine months ended March 31, 2019, the Company recognized $195,631, $136,858, and $129,436 from its three largest customers, representing 31%, 22% and 21% of total sales, respectively.

Right of Return

From time to time, the company in the normal course of business encounters product returns.  The company policy is to identify the reason of return and to either replace product, rework product or cancel the order at the request of the customer. As of March 31, 2020, and June 30, 2019, there were no substantial claims for rework or replacement in the normal course of business.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the unaudited accompanying consolidated financial statements, the Company has experienced a significant increase in revenue since commencing it operations in 2018. As of March 31, 2020, the Company has an accumulated deficit of $203,004 and for the nine months ended March 31, 2020. We had a net loss of $172,422 and received cash from operations of $42,366. For the nine months ended March 31, 2020, a portion of our net loss consisted of $177,500 of non-cash expense related to the issuance of stock and convertible debt. Although the Company’s financial position is steadily improving our operations are still relatively new, circumstances may still occur that would raise substantial doubt about the Company’s ability to continue as a going concern.

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

Intangible assets stated at cost, less accumulated amortization consisted of the following:

	March 31, 2020	June 30, 2019
Website development	$1,850	$1,850
Less: accumulated amortization	(1,850)	(1,850)
Website development, net	$—	$—

Amortization expense

Amortization expense for the nine months ended March 31, 2020 and 2019 was $0 and $0, respectively.

Property, Plant and equipment stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2020	June 30, 2019
Leasehold Improvements	$86,820	$62,261
Machinery and Equipment	334,482	136,365
Furniture	4,414	—
Real Property & Plant	256,443	256,443
Less: accumulated depreciation	(102,218)	(52,664)
Fixed assets, net	$579,941	$402,405

Depreciation expense

Depreciation expense for the nine months ended March 31, 2020 and 2019 was $49,553 and $30,056, respectively.

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

Total consolidated revolving credit available under all credit arrangements is approximately $270,000. On March 9, 2018, the Company obtained a $180,000 loan against the bank term loan. The loan has a term of five years and required interest only payments of $600 until May 26, 2018, thereafter payments of principal and interest of $3,396.82. As of March 31, 2020 and June 30, 2019, the balance on the loan is $116,857 and $143,263, respectively.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2020	$10,518
2021	42,071
2022	42,071
2023	31,150
Total	$125,810

NOTE 6 – LOAN PAYABLE

On February 28, 2018, the Company purchased certain real property and approximately 2 acres of land in Missouri. The total acquisition cost including all closing costs and fees was $256,443. The purchase price was partially financed with a $200,000 loan from the company’s primary bank. The loan has a term of 5-years, at an interest rate of 4.09% and requires monthly payments of interest and principal of $1,494.59 with a final payment of approximately $148,063 due March 1, 2023. As March 31, 2020, and June 30, 2019, the balance on the loan is $178,985 and $186,655, respectively.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2020	$2,989
2021	17,935
2022	17,935
2023	17,935
2024	140,996
Total	$197,790

In April 2018 the Company purchased equipment to be used in their operations for a total acquisition price of $32,792. The equipment was purchased with a combination of cash and loan financing. The Company obtained a loan for $27,500 from their primary bank. The loan, dated May 7, 2018, matures on May 7, 2023, bears interest at 6% per annum and requires monthly payments of interest and principal of $532.84. During the quarter ended December 31, 2019, this loan was repaid in full. As of March 31, 2020 and June 30, 2019, the balance on the loan is $0 and $22,230, respectively.

In September 2019 the Company purchased equipment to be used in their operations for a total acquisition price of $87,000. The equipment was purchased with a combination of cash and loan financing. The Company obtained a loan for $70,147. The loan, dated August 12, 2019, matures on August 12, 2024, bears interest at 6.6% per annum and requires monthly payments of interest and principal of $1,379.09. As of March 31, 2020 the balance on the loan is $63,117.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2020	$4,137
2021	16,549
2022	16,549
2023	7,232
Total	$44,467

On December 18, 2019, the Company received a $38,000 loan disbursement from American Express. The loan bears interest at 8.98% per annum, is to be paid in full by December 23, 2022 and requires monthly payments of interest and principal of $1,208.23. As of March 31, 2020 the balance on the loan is $35,207.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2020	$3,625
2021	14,499
2022	14,499
2023	7,240
Total	$39,863

On March 27, 2020, the Company received a $37,000 loan disbursement from American Express. The loan bears interest at 8.98% per annum, is to be paid in full by April 1, 2023 and requires monthly payments of interest and principal of $1,176.43. As of March 31, 2020 the balance on the loan is $37,000.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2020	$2,353
2021	14,117
2022	14,117
2023	11,764
Total	$42,351

NOTE 7 – CONVERTIBLE DEBT

On January 2, 2020, the Company executed a 10% convertible promissory note in which it agreed to borrow up to $300,000. The note is convertible at a price per share equal to the lower of (a) the Fixed Conversion Price (which is fixed at a price equal to $0.30); or (b) 80% of the lowest trading price of the Company’s common stock during the 5 consecutive trading days prior to the date on which lender elects to convert all or part of the Note. The initial deposit of $125,000 was made on January 15, 2020 and included a $25,000 OID. As required by ASC 470-20-30-6 the company recognized and measured the embedded beneficial conversion feature at the commitment date of $200,000 which was credited to paid in capital, a $150,000 debt discount and a $75,000 loss on the issuance of convertible debt. As of March 31, 2020, $62,500 of the debt discount has been amortized to interest expense.

NOTE 8 - STOCKHOLDERS’ EQUITY

Common stock

Common stock includes 100,000,000 shares authorized at a par value of $0.001.

During the nine months ended March 31, 2020, the Company granted 130,000 shares of common stock for services to two individuals. The shares were valued at $0.10, for total non-cash expense of $13,000.

During the nine months ended March 31, 2020, the Company granted 100,000 shares of common stock for services. The shares were valued at $0.11, for total non-cash expense of $16,500. The expense is being amortized over the six-month term of the agreement; $3,889 of expense was recognized as of March 31, 2020. As of March 31, 2020, the shares have not yet been issued by the transfer agent and have been credited to common stock to be issued.

During the nine months ended March 31, 2020, the Company granted 100,000 shares of common stock for services valued at $30,000. The shares were valued at $0.70, the closing stock price on the date of grant, for total non-cash expense of $70,000. $40,000 of which was recorded as a loss on the issuance of common stock.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LOC bears interest at 5% per annum and is due on demand. As of March 31, 2020 and June 30, 2019, the Company owed $122,729 and $102,129 of principal and $9,749 and $5,463 of accrued interest on the LOC, respectively.

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

Results of Operation for the Three Months Ended March 31, 2020 and 2019

Revenues

For the three months ended March 31, 2020, we earned revenue of $163,782 compared to $188,070 for the three months ended March 31, 2019; a decrease of $24,288 or 12.9%. During the current fiscal year we ceased doing business with one of our former primary customers due to them becoming a credit risk.

Cost of Revenue

For the three months ended March 31, 2020, cost of revenue was $98,058, compared to $127,869 for the three months ended March 31, 2019; a decrease of $29,811 or 23.3%. Cost of revenue has decreased in conjunction with the decrease in revenue. Our cost of revenue consists of direct material, labor and overhead expenses.

Professional fees

Professional fees were $10,100 for the three months ended March 31, 2019 compared to $10,200 for the three months ended March 31, 2019; a decrease of only $100 or 1%. Professional fees consist of accounting, audit and legal fees.

Payroll expense

Payroll expense was $23,771 for the three months ended March 31, 2020 compared to $10,753 for the three months ended March 31, 2019, an increase of $13,018 or 121.1%. The increase can be attributed to an increase of our administrative staff.

General & administrative expenses

General & administrative expenses (“G&A”) were $23,556 for the three months ended March 31, 2020, compared to $25,902 for the three months ended March 31, 2019; a decrease of $2,346 or 9.1%.

Other expense

Other expense for the three months ended March 31, 2020 was $143,829. Other expense consisted of $6,329 of interest expense, and $62,500 of debt discount amortization and a $75,000 loss on the issuance of convertible debt as a result of the issuance of a new convertible promissory note. For the three months ended March 31, 2019 we had $4,411 of interest expense.

Net Loss

Net loss for the three months ended March 31, 2020 was $135,532 compared to net income of $1,497, after a $7,438 provision for income taxes, for the three months ended March 31, 2019. The change from net income in the prior period to a net loss in the current period can be attributed to the loss of one of our larger customers as well as our non-cash expense for stock compensation and the issuance of a convertible note.

Results of Operation for the Nine Months Ended March 31, 2020 and 2019

Revenues

For the nine months ended March 31, 2020, we earned revenue of $438,656 compared to $621,515 for the nine months ended March 31, 2019; a decrease of $182,859 or 29.4%. During the current period we ceased doing business with one of our former primary customers due to them becoming a credit risk.

Cost of Revenue

For the nine months ended March 31, 2020, cost of revenue was $266,862, compared to $363,523 for the nine months ended March 31, 2019; a decrease of $96,661 or 26.6%. Cost of revenue has decreased in conjunction with the decrease in revenue. Our cost of revenue consists of direct material, labor and overhead expenses.

Professional fees

Professional fees were $29,905 for the nine months ended March 31, 2020 compared to $20,800 for the nine months ended March 31, 2019; an increase of $9,105 or 43.8%. Professional fees consist of accounting, audit and legal fees. The increase in fees in the current year is due to an increase in audit and accounting fees.

Payroll expense

Payroll expense was $52,551 for the nine months ended March 31, 2020 compared to $32,173 for the nine months ended March 31, 2019, an increase of $20,378 or 63.3%. The increase can be attributed to an increase of our administrative staff.

General & administrative expenses

General & administrative expenses (“G&A”) were $63,034 for the nine months ended March 31, 2020, compared to $64,262 for the nine months ended March 31, 2019; a decrease of $1,228 or 1.9%. In the current period our G&A expense was decreased when we recognized a credit of $38,484 for the prior period accrual for income tax. This decrease was offset by a $43,000 non-cash expense for stock compensation.

Other expense

Other expense for the nine months ended March 31, 2020 was $198,726. Other expense consisted of $21,226 of interest expense, and $62,500 of debt discount amortization and a $75,000 loss on the issuance of convertible debt as a result of the issuance of a new convertible promissory note. In addition, we had a $40,000 loss on the issuance of common stock when the Company granted 100,000 shares of common stock for services valued at $30,000. The shares were valued at $0.70, the closing stock price on the date of grant, for total non-cash expense of $70,000. $40,000 of which was recorded as a loss on the issuance of common stock.

For the three months ended March 31, 2019 we had $4,411 of interest expense.

Net Loss

Net loss for the nine months ended March 31, 2020 was $172,422 compared to net income of $89,166, after a $33,400 provision for income taxes, for the nine months ended March 31, 2019. The change from net income in the prior period to a net loss in the current period can be attributed to the loss of one of our larger customers as well as our non-cash expense for stock compensation and the issuance of a convertible note.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of only $203,004 at March 31, 2020, had a net loss of $172,422, and had net cash provided by operating activities of $42,366 for the nine months ended March 31, 2020.

Net cash used in investing activities for the nine months ended March 31, 2020 and 2019 was $227,090 and $0, respectively, for the purchase of property and equipment.

Net cash received from financing activities for the nine months ended March 31, 2020 was $224,617 compared to $36,399 used by financing activities in the prior year.

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

Total consolidated revolving credit available under all credit arrangements is approximately $270,000. On March 9, 2018, the Company obtained a $180,000 loan against the bank term loan. The loan has a term of five years and required interest only payments of $600 until May 26, 2018, thereafter payments of principal and interest of $3,396.82. As of March 31, 2020, the balance on the loan is $116,857.

On February 28, 2018, the Company purchased certain real property and approximately 2 acres of land in Missouri. The total acquisition cost including all closing costs and fees was $256,443. The purchase price was partially financed with a $200,000 loan from the company’s primary bank. The loan has a term of 5-years, at an interest rate of 4.09% and requires monthly payments of interest and principal of $1,494.59 with a final payment of approximately $148,063 due March 1, 2023. As March 31, 2020, the balance on the loan is $178,985.

In September 2019 the Company purchased equipment to be used in their operations for a total acquisition price of $87,000. The equipment was purchased with a combination of cash and loan financing. The Company obtained a loan for $70,147. The loan, dated August 12, 2019, matures on August 12, 2024, bears interest at 6.6% per annum and requires monthly payments of interest and principal of $1,379.09. As of March 31, 2020 the balance on the loan is $63,117.

On December 18, 2019, the Company received a $38,000 loan disbursement from American Express. The loan bears interest at 8.98% per annum, is to be paid in full by December 23, 2022 and requires monthly payments of interest and principal of $1,208.23. As of March 31, 2020 the balance on the loan is $35,207.

On January 2, 2020, the Company executed a 10% convertible promissory note in which it agreed to borrow up to $300,000. The note is convertible at a price per share equal to the lower of (a) the Fixed Conversion Price (which is fixed at a price equal to $0.30); or (b) 80% of the lowest trading price of the Company’s common stock during the 5 consecutive trading days prior to the date on which lender elects to convert all or part of the Note. The initial deposit of $125,000 was made on January 15, 2020 and included a $25,000 OID. As required by ASC 470-20-30-6 the company recognized and measured the embedded beneficial conversion feature at the commitment date of $200,000 which was credited to paid in capital, a $150,000 debt discount and a $75,000 loss on the issuance of convertible debt. As of March 31, 2020, $62,500 of the debt discount has been amortized to interest expense.

On March 27, 2020, the Company received a $37,000 loan disbursement from American Express. The loan bears interest at 8.98% per annum, is to be paid in full by April 1, 2023 and requires monthly payments of interest and principal of $1,176.43. As of March 31, 2020 the balance on the loan is $37,000.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the quarterly period ended March 31, 2020.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Genesys Industries, Inc

/s/ Shefali Vibhakar
Ms. Shefali Vibhakar
Chief Financial Officer, President and Treasurer
(Principal Executive, Financial and Accounting Officer)

May 15, 2020

