Form 10-K
period 2020-06-30
Genesys Industries, Inc.
filed 2021-05-04
CIK 1683131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

_________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

GENESYS INDUSTRIES, INC.

_________________

Wyoming	000-56131	30-0852686
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

30 Forzani Way NW, Calgary, Alberta T3Z 1L5
(Address of Principal Executive Offices) (Zip Code)

(702) 205-2064
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common stock, par value of $0.001 Not Applicable

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller Reporting Company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐  No ☒

As of December 31, 2020, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $239,337 based on the closing price of $0.2751 of the registrant’s common stock on June 30, 2020.  The calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant.  This determination of affiliate status is not a determination for other purposes.

As of May 4, 2021, there were 28,100,000 shares of common stock outstanding.

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

PART 1

ITEM 1. BUSINESS

The Company was incorporated on December 9, 2014 in the state of Florida. On February 17, 2021, the Company filed Articles of Continuance with the Secretary of State for the state of Wyoming. Accordingly, the Company transferred its state of formation from Florida to Wyoming and became a Wyoming entity and is, now, subject to the provisions of the Wyoming Business Corporation Act. No other corporate actions were made.

As at June 30, 2020, the Company was a diversified multi-industry advanced manufacturer of complex components and products. The Company is a vertically integrated precision CNC manufacturing and fabrication company with core emphasis on product design, engineering and precision manufacturing of complex components and products. Some of the industries served include Automotive, Aviation, Food Processing, Industrial, Maritime, Medical, Railroad, Oil and Gas, Packaging, Telecom, Pulp Paper, Transportation and many more.

Products and Services

As at June 30, 2020, the Company focuses on two aspects of business, the main being the manufacturing of metal and plastic components in medium to high volumes requiring tolerances as close as one ten-thousandth (.0001) of an inch. These components are manufactured in accordance with customer specifications using raw materials both purchased by the Company as well as being supplied by our customer. Raw materials may include Stainless Steel, Aluminum, Carbon Steel, Alloy Steels, Tool Steel, Titanium, Plastics, Delrin, Rubber.

The second portion of our product emphasis is based on product line development and engineered product manufacturing. Engineered to meet and exceed the rigorous quality standards of diverse industries.

As at June 30, 2020, the Company has a dynamic engineering focus with capabilities of producing one-piece prototypes to complex product mix orders. We provide full-service precision CNC machining, fabrication and finishing solutions to produce a high quality end product for our commercial and industrial customers. The processes involve manufacturing methodologies such as precision milling, turning, grinding, multi-spindle screw machining, CNC tube bending, pipe bending, heat treating, waterjet cutting, laser cutting, punch stamping, injection molding, shearing, robotic welding, CMM Inspection, plating, powder coating, finishing, sand blasting and many more intricate manufacturing processes. We offer engineering services and customer support throughout the manufacturing process to provide our clients with a finished end product at the highest value.

Sales & Marketing

As at June 30, 2020, we sold our products globally and relied on direct sales force, manufacturing representatives, distributors, commission sales agents, magazine advertisements, internet advertising, trade shows, trade directories and catalogue listings to market our products and services.

As at June 30, 2020, the Company aimed to achieve diversified growth through the expansion of its customer base for CNC machining and fabrication as well as value-added services such as plating, surface engineering and finishing. Our overall goal was to add core customers that will diversify the industries that we served and eventually become “major” accounts that support the overall organization. Our target markets include Aerospace, Automotive, Firearms, Food Processing, Industrial, Maritime, Medical, Railroad, Oil and Gas, Packaging, Telecom, Textiles, Pulp Paper, Transportation and many more industries that outsource portions of their manufacturing operations such as product development, product line engineering, machining and fabrication. We search out these types of customers via a wide variety of methods including prospecting, trade shows and networking with the goal of receiving request for quotes that we can provide proposals on and eventually win new business.

Customers

As at June 30, 2020, we had 18 customers. Our principal customers would be engaged in Aviation, Automotive, Construction, Commercial, Food Processing, Industrial, Oil and Gas, Packaging, Transportation sectors and many more industries. Our customers are leading end users, original equipment manufacturers (OEM) and original design manufacturing (ODM) producers in the world.

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

Research and Development; Intellectual Property

As at June 30, 2020, the Company is developing proprietary technologies that will give it an edge in competing with its competitors. Thus, the Company relies on a combination of trade secrets and know-how to protect its intellectual property.

Suppliers

As at June 30, 2020, the Company is not dependent on, nor expects to become dependent on, any one or a limited number of suppliers. The Company buys raw materials, parts and components to assemble and manufacture its equipment and products. The Company manages all technical, physical and commercial aspects of the performance of the Company contracts. To date, the Company has not experienced difficulties either in obtaining raw materials and other finished spare parts.

Employees

As at June 30, 2020, we had 10 employees.

Foreign and Domestic Operations and Export Sales

As at June 30, 2020, the Company has no operations or any significant sales in any foreign country.

Government Regulation

The Company’s operations are subject to certain foreign, federal, state and local regulatory requirements relating to, among others, environmental, waste management, labor and health and safety matters. As at June 30, 2020, management believes that the Company’s business is operated in material compliance with all such regulations.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

As of June 30, 2020, our office was located at 1914 24th Ave E, Palmetto, Florida 34221. An affiliate makes this space available to the Company at zero cost for lease on a month to month basis. There is no written agreement documenting this arrangement. We believe this space is adequate for our current needs. We also own a factory in Missouri that sits on 2 acres.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock is not traded on any exchange.  Our common stock is quoted on the OTC Markets, under the trading symbol “GEIN”.  The market for our stock is highly volatile.  We cannot assure you that there will be a market in the future for our common stock.  OTC Markets securities are not listed and traded on the floor of an organized national or regional stock exchange.  Instead, they are securities transactions are conducted through a telephone and computer network connecting dealers in stocks.

Our common stock became eligible for trading on the OTC Markets on June 19, 2017, although it did not start trading until October 17, 2019. The following table shows the high and low prices of our common shares on the OTC Markets or each quarter within the two most recent fiscal years.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Year Ending June 2020	HIGH	LOW
Quarter Ending September 30, 2019	$—	$—
Quarter Ending December 31, 2019	$1.01	$0.47
Quarter Ending March 31, 2020	$0.77	$0.07
Quarter Ending June 30, 2020	$0.45	$0.07

Fiscal Year Ending June 2019	HIGH	LOW
Quarter Ending September 30, 2018	—	—
Quarter Ending December 31, 2018	—	—
Quarter Ending March 31, 2019	—	—
Quarter Ending June 30, 2019	—	—

HOLDERS

The approximate number of stockholders of record as of June 30, 2020 is 33.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly those under "Risk Factors.” Dollars in tabular format are presented in thousands, except per share data, or otherwise indicated.

Overview

The Company was incorporated on December 9, 2014 in the state of Florida. On February 17, 2021, the Company filed Articles of Continuance with the Secretary of State for the state of Wyoming. Accordingly, the Company transferred its state of formation from Florida to Wyoming and became a Wyoming entity and is, now, subject to the provisions of the Wyoming Business Corporation Act. No other corporate actions were made.

As at June 30, 2020, the Company was a diversified multi-industry advanced manufacturer of complex components and products. The Company is a vertically integrated precision CNC manufacturing and fabrication company with core emphasis on product design, engineering and precision manufacturing of complex components and products. Some of the industries served include Automotive, Aviation, Food Processing, Industrial, Maritime, Medical, Railroad, Oil and Gas, Packaging, Telecom, Pulp Paper, Transportation and many more.

Results of Operations - For the fiscal years ending June 30, 2020 and 2019.

Revenues

For the year ended June 30, 2020, we earned revenue of $605,433 compared to $768,787 for the year ended June 30, 2019; a decrease of $163,354 or 21.2%. During the current fiscal year we ceased doing business with one of our former primary customers due to them becoming a credit risk, this resulted in our decrease in revenue.

Cost of Revenue

For the year ended June 30, 2020, cost of revenue was $398,385, compared to $458,066 for the year ended June 30, 2019; a decrease of $59,681 or 13%. Cost of sales in the current year consists of $129,383 of direct materials, $186,851 of direct labor and $82,152 of manufacturing overhead. Cost of sales in the prior year consists of $228,410 of direct materials, $156,432 of direct labor and $73,224 of manufacturing overhead. Cost of revenue decreased in conjunction with our decrease in revenue.

Professional fees

Professional fees were $37,055 for the year ended June 30, 2020 compared to $26,475 for the year ended June 30, 2019; a decrease of $10,580 or 401%. Professional fees consist of accounting, audit and legal fees. The increase in fees in the current year is due to an increase audit fees.

Payroll expense

Payroll expense was $82,113 for the year ended June 30, 2020 compared to $42,680 for the year ended June 30, 2019, an increase of $39,433 or 92.4%. The increase can be attributed to an increase of our administrative staff.

General & administrative expenses

General & administrative expenses were $112,550 for the year ended June 30, 2020, compared to $79,153 for the year ended June 30, 2019; an increase of $33,397 or 42.2%. The increase in the current year is partially due to an increase I bad debt and consulting expense.

Other expense

Interest expense for the year ended June 30, 2020 was $43,838 compared to $21,186 for the year ended June 30, 2019. Interest expense has increased due to the addition of our related party loan, line of credit, mortgage and equipment loans. In the current year we also incurred $137,500 of debt discount amortization, a $75,000 loss on the issuance of convertible debt as a result of the issuance of a new convertible promissory note and a $40,000 loss on the issuance of common stock for services.

Net Loss

Net loss for the year ended June 30, 2020 was $321,008, compared to net income of $102,743 for the year ended June 30, 2019. The change from net income in the prior year to a net loss in the current year can be attributed to the loss of one of our larger customers as well as our non-cash expense for stock compensation and the issuance of a convertible note.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of only $351,590 at June 30, 2020, had a net loss of $321,008 and had net cash provided by operating activities of $21,613 for the year ended June 30, 2020.

Net cash used in investing activities for the years ended June 30, 2020 and 2019 was $256,227 and $57,763, respectively, for the purchase of property and equipment.

Net cash received by financing activities for the year ended June 30, 2020 was $239,288 compared to $15,055 provided by financing activities in the prior year.

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

Total consolidated revolving credit available under all credit arrangements is approximately $270,000. On March 9, 2018, the Company obtained a $180,000 loan against the bank term loan. The loan has a term of five years and requires interest only payments of $600 until May 26, 2018, thereafter payments of principal and interest of $3,396.82. As of June 30, 2020, the balance on the loan is $107,793.

On February 28, 2018, the Company purchased certain real property. The total acquisition cost including all closing costs and fees was $256,443. The purchase price was partially financed with a $200,000 loan from the Company’s primary bank. The loan has a term of 5-years, at an interest rate of 4.09% and requires monthly payments of interest and principal of $1,494.59 with a final payment of approximately $148,063 due March 1, 2023. As of June 30, 2020, the balance on the loan is $177,232.

In September 2019 the Company purchased equipment to be used in their operations for a total acquisition price of $87,000. The equipment was purchased with a combination of cash and loan financing. The Company obtained a loan for $70,147. The loan, dated August 12, 2019, matures on August 12, 2024, bears interest at 6.6% per annum and requires monthly payments of interest and principal of $1,379.09. As of June 30, 2020 the balance on the loan is $60,027.

On December 18, 2019, the Company received a $38,000 loan disbursement from American Express. The loan bears interest at 8.98% per annum, is to be paid in full by December 23, 2022 and requires monthly payments of interest and principal of $1,208.23. As of June 30, 2020 the balance on the loan is $32,352.

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

On March 27, 2020, the Company received a $37,000 loan disbursement from American Express. The loan bears interest at 8.98% per annum, is to be paid in full by April 1, 2023 and requires monthly payments of interest and principal of $1,176.43. As of June 30, 2020 the balance on the loan is $35,195.

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LOC bears interest at 5% per annum and is due on demand. As of June 30, 2020, the Company owed $122,729 of principal and $11,279 of accrued interest on the LOC.

We believe that our principal difficulty in our inability to successfully implement our plan in full force and attain profits has been the lack of available capital to operate and expand our business. We believe that because our shareholders can’t deposit their shares and clear shares with certain broker dealers and clearing firms due to extreme FINRA and SEC regulatory burden, it has caused us to not be able to raise capital since we do not have an active trading market for our common stock.  As of the date of this filing we have no other commitment from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future.  Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future. To such end, our auditor has indicated in its report on our financial statements for the year ended June 30, 2020.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2020 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the year ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors and officers are appointed by our board of directors and serve at the discretion of the board, subject to applicable employment agreements. The following table sets forth information regarding our executive officers and the members of our board of directors.

Name	Age	Position
Johnny Forzani	33	President, CEO, Treasurer, CFO, Secretary and Director
Tom Forzani	70	Director
Geoff Stanbury	69	Director
Shefali Vibhakar	45	Former CEO, President, CFO and Director

As at June 30, 2020, Shefali Vibhakar, was responsible for guiding the Company’s business model to be implemented at Genesys Industries. She has served as our President & CFO since inception until January 21, 2021. Shefali was responsible for the strategic direction at Genesys. She is an aspiring business executive with a broad range of financial management experience. She has successfully been employed with leading manufacturing, software, telecom, technology and financial based companies, including: Brooks Semiconductor (BRKS), ADC, VF Corp (VFC) & BB&T (BBT) and other leading Private Companies. Shefali holds a BS degree in Computer Science and Engineering from University of Mass, Boston, MA. She is also a Certified Risk and Compliance Management Professional (CRCMP) and a Member of the International Association of Risk and Compliance Professionals (IARCP). She is currently undertaking courses to be a Certified Sarbanes Oxley Expert (CSOE) which is administered by Sarbanes Oxley Professionals Association (SOXCPA).

Johnny Forzani, is a former Professional Football Player and is an Entrepreneur and Inventor. Mr. Forzani played Division 1 NCAA Football at Washington State University, where he set an NCAA record for the longest touchdown reception. During his professional football career, playing with his hometown Calgary Stampeders, Mr. Forzani started creating his first invention. In 2017, Mr. Forzani’s founded, G-Tech Apparel USA Inc. and G-Tech Apparel Canada Inc. and was issued a Utility & Design Patent from the USPTO, for G-Tech’s Battery Powered Thermal Handwarmer.

Mr. Forzani has been the founder of G-Tech Apparel USA Inc. and G-Tech Apparel Canada Inc since 2014. From, 2014 to 2019, Mr. Forzani acted as CEO and CTO of both companies. He has been our President, CEO, Treasurer, CFO, Secretary and a Director since January 21, 2021.

Tom Forzani, is a one of three brothers to play for the Calgary Stampeders of the CFL. Described as one of the best wide receivers to ever play at Utah State, Mr. Forzani earned honorable mention All-America honors from The Associated Press as a senior in 1972 as he led the nation with receptions, while adding 1,169 receiving yards to set then-single-season school records in both categories.

Following his Utah State career, Mr. Forzani played professionally for the Calgary Stampeders from 1972-83 and was a five-time CFL All-Star. He finished his CFL career ranking second all-time in Stampeders history in receptions (553), receiving yards (8,825) and receiving touchdowns (62). Mr. Forzani was named to Utah State's All-Century Football Team in 1993.

Mr. Forzani began his business career towards the end of his football career, earning his realtors license in 1979. Mr. Forzani started Kelvion Properties in 1990, which specialized in most aspects of the Real Estate business including Land Purchase, Land Zoning, House Building, Land Sub Division, Mortgage Loaning and Renovations.

In 1974, Mr. Forzani was one of the Original Founders and Owners of Forzani Locker Room which became the Canadian publicly traded company The Forzani Group in 1993. The Forzani Group went from one store in 1974, to a retail empire encompassing more than 500 retail locations and over 13,000 employees. In 2011, The Forzani Group sold to Canadian conglomerate Canadian Tire Corporation for $800,000,000 (Canadian Dollars). Tom Forzani has been a Director since January 21, 2021.

Geoff Stanbury, was born and raised in South West England and immigrated to North America at 19. In 1981 shortly after settling in Alberta, Mr. Stanbury founded his company Good Earth Environs which specializes in Land, Snow, and Erosion management. Good Earth has maintained contracts with some of Alberta’s largest Residential companies including Brookfeild RP, for over 20 years.

Today, Mr. Stanbury is a seasoned Investor with a portfolio ranging in both the private and public sector. Mr. Stanbury is passionate about entrepreneurship and innovation. He looks forward to providing veteran leadership to the board, assisting in the best way possible, on the path to success. Mr. Stanbury has been a Director since January 21, 2021.

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

Board Committees

As at June 30, 2020, the Company did not currently maintain a board of directors that is composed of a majority of “independent” directors. The Company does not expect to initially appoint an audit committee, nominating committee and/or compensation committee, or to adopt charters relative to each such committees.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, or paid to our chief executive officer and the most highly-compensated executive officers (other than the chief executive officer) who were serving as executive officers as of June 30, 2020 for services rendered in all capacities to us for the fiscal years ended June 30, 2020, 2019 and 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Shefali Vibhakar	2020	0	0	0	0	0	0	0
CEO, CFO, Director	2019	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0

Employment and Consulting Agreements

None

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes, for each of the named executive officers, the number of shares of common stock underlying outstanding stock options held as of June 30, 2020.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($) [1]	Option expiration date
Shefali Vibhakar	0	0	$0	None

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of June 30, 2020 by:

•	each of our stockholders who is known by us to beneficially own 5% or more of our common stock;

•	each of our executive officers;

•	each of our directors; and

•	all of our directors and current executive officers as a group.

Beneficial ownership is determined based on the rules and regulations of the Commission. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. Applicable percentage ownership in the following table is based on the total of 18,100,000 shares of common stock outstanding as of June 30, 2020. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that are subject to options or warrants held by that person and exercisable as of, or within 60 days of, June 30, 2020. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each person named in the table has sole voting and dispositive power with respect to the shares of common stock set forth opposite that person’s name. Unless indicated below, the address of each individual listed below is c/o Genesys Industries, Inc. 1914 24th Ave E, Palmetto, Florida 34221.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Shefali Vibhakar	17,000,000	95.13%
All Officers and Directors (1)	17,000,000	95.13%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LOC bears interest at 5% per annum and is due on demand. As of June 30, 2020, the Company owed $112,729 of principal and $11,279 of accrued interest on the LOC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Michael Gillespie & Associates, PLLC served as our independent registered public accounting firm for the 2020 and 2019 fiscal years.  The following table shows the fees that were billed for the audit and other services provided by this firm for 2020 and 2019 fiscal years.

	2020	2019
Audit Fees	$22,850	$17,500
Audit-Related Fees	$-0-	$-0-
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-
Total	$22,850	$17,500

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The response to this portion of Item 15 is set forth under Item 8 hereof.

(a)(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto.

(a)(3) Exhibits.

The exhibits listed below are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant (1)
3.2	Articles of Amendment (1)
3.3	Bylaws of the Registrant (1)
10.1	Form of Share Lock Up Period (1)
31.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
4101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

Genesys Industries, Inc.

Date: May 4, 2021	By:	/s/ Johnny Forzani
Johnny Forzani
President, Chief Financial Officer, Treasurer, Chief Financial Officer, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Johnny Forzani	President, Chief Financial Officer, Treasurer, Chief Financial Officer, Secretary, Director	May 4, 2021
Johnny Forzani

/s/ Tom Forzani	Director	May 4, 2021
Tom Forzani

/s/ Geoff Stanbury	Director	May 4, 2021
Geoff Stanbury

GENESYS INDUSTRIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders & Board of Directors

Genesys Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Genesys Industries, Inc. as of June 30, 2020 and 2019 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the period ended June 30, 2020 and 2019. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018 and the results of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

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

Seattle, Washington

April 26, 2021

GENESYS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	June 30, 2019
ASSETS
Current assets:
Cash	$174,879	$170,205
Accounts receivable	86,375	52,811
Total current assets	261,254	223,016
Machinery and equipment, net	360,431	163,028
Real property & plant, net	226,553	239,377
Total Assets	$848,238	$625,421

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$63,868	$25,137
Accrued interest, related party	11,279	5,463
Accrued compensation	6,548	3,642
Line of credit – current portion	37,547	42,071
Loans payable– current portion	47,377	24,329
Convertible note payable, net of discount of $12,500	137,500	—
Due to related party	122,729	102,129
Income tax accrual	—	38,484
Total current liabilities	426,848	241,255
Long term liabilities:
Line of credit	70,246	101,192
Loans payable	290,734	184,556
Total liabilities	787,828	527,003

Commitments and contingencies	—	—

Stockholders' equity (deficit):
Class B Preferred stock, $0.001 par value, 25,000,000shares authorized; 10,000,000 and 10,000,000 issued and outstanding, respectively	10,000	10,000
Common stock, $0.001 par value, 100,000,000 shares authorized; 18,100,000 and 17,870,000 shares issued and outstanding, respectively	18,100	17,870
Additional paid-in capital	383,900	101,130
Accumulated deficit	(351,590)	(30,582)
Total stockholders' equity	60,410	98,418
Total Liabilities and Stockholders' Deficit	$848,238	$625,421

The accompanying notes are an integral part of these consolidated financial statements.

GENESYS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2020	2019
Revenue	$605,433	$768,787
Cost of revenue	398,385	458,066
Gross Margin	207,048	310,721

Operating Expenses:
Professional fees	37,055	26,475
Payroll expense	82,113	42,680
General & administrative expenses	112,550	79,153
Total operating expenses	231,718	148,308
(Loss) Income from operations	(24,670)	162,413

Other expense:
Interest expense	(43,838)	(21,186)
Debt discount amortization	(137,500)	—
Loss on issuance of common stock	(40,000)	—
Loss on issuance of convertible debt	(75,000)	—
Total other expense	(296,338)	(21,186)

(Loss) Income before income taxes	(321,008)	141,227

Provision for income taxes	—	(38,484)

Net (Loss) Income	$(321,008)	$102,743

Net (loss) income per common share, basic	$(0.02)	$0.01
Net (loss) income per common share, diluted	$(0.00)	$0.00

Weighted common shares outstanding, basic	18,033,808	17,870,000
Weighted common shares outstanding, diluted	68,033,808	67,870,000

The accompanying notes are an integral part of these consolidated financial statements.

GENESYS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

	Common Shares	Common Stock	Preferred Shares	Preferred	Paid in Capital	Accumulated Deficit	Total
Balance, June 30, 2018	17,870,000	$17,870	10,000,000	$10,000	$101,130	$(133,325)	$(4,325)
Net income for the year ended June 30, 2019	—	—	—	—	—	102,743	102,743
Balance, June 30, 2019	17,870,000	17,870	10,000,000	10,000	101,130	(30,582)	98,418
Common stock issued for services	230,000	230	—	—	82,770	—	83,000
Beneficial conversion feature					200,000		200,000
Net income for the year ended June 30, 2020	—	—	—	—	—	(321,008)	(321,008)
Balance, June 30, 2020	18,100,000	$18,100	10,000,000	$10,000	$383,900	$(351,590)	$60,410

The accompanying notes are an integral part of these consolidated financial statements.

GENESYS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (Loss) Income	$(321,008)	$102,743
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Inventory impairment	—	7,939
Depreciation expense	71,648	40,880
Provision for income taxes	(38,484)	—
Stock compensation expense	43,000	—
Loss on issuance of common stock	40,000	—
Loss on issuance of convertible debt	75,000	—
Debt discount amortization	137,500	—
Changes in operating assets and liabilities:
Accounts receivable	(33,564)	61,407
Accounts payable and accruals	38,800	11,300
Accrued interest, related party	5,815	3,746
Accrued compensation	2,906	(2,858)
Net cash provided by operating activities	21,613	225,157
Cash flows from investing activities:
Purchase of property and equipment	(256,227)	(57,763)
Net cash used in investing activities	(256,227)	(57,763)
Cash flows from financing activities:
Advances from a related party	20,600	34,830
Repayments on line of credit	(35,470)	(34,090)
Proceeds from convertible debt	125,000	—
Proceeds from loans	178,385	—
Principal payment on loans payable	(49,227)	(15,795)
Net cash provided (used) by financing activities	239,288	(15,055)

Net increase in cash	4,674	152,339
Cash, beginning of year	170,205	17,866
Cash, end of year	$174,879	$170,205

Supplemental disclosure of cash flow information:
Cash paid for interest	$30,704	$17,498
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

``GENESYS INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended June 30, 2020.

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

During the year ended June 30, 2020, the Company recognized $368,112 and $93,833 of sales from two of its customers. This represents 60.8% and 15.7%, respectively, of total sales.

During the year ended June 30, 2019, the Company recognized $275,430 and $138,633 of sales from two of its customers. This represents 35.6% and 17.9%, respectively, of total sales.

Right of Return

From time to time, the Company in the normal course of business encounters product returns.  The Company policy is to identify the reason of return and to either replace product, rework product or cancel the order at the request of the customer. As of June 30, 2020 and 2019, there were no substantial claims for rework or replacement in the normal course of business.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2020.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of June 30, 2020 or 2019.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of June 30, 2020, the Company has 50,000,000 potentially dilutive common share from its convertible preferred stock. Any potentially dilutive shares have not been included due to their anti-dilutive effect, as the Company as a net loss

Recently Adopted Accounting Standards

The Company has implemented all new applicable accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company has experienced a significant increase in revenue since commencing it operations in 2018. The accumulated deficit of $351,590, consists of $252,500 of non-cash expense for the issuance of common stock for services and a convertible note. We received cash from operations of $21,613. Although the Company’s financial position is steadily improving our operations are still relatively new, circumstances may still occur that would raise substantial doubt about the Company’s ability to continue as a going concern.

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

Property, Plant and equipment stated at cost, less accumulated depreciation consisted of the following:

	June 30, 2020	June 30, 2019
Leasehold Improvements	$100,965	$62,261
Machinery and Equipment	353,888	136,365
Real Property & Plant	256,443	256,443
Less: accumulated depreciation	(124,312)	(52,664)
Fixed assets, net	$586,984	$402,405

Depreciation expense

Depreciation expense for the years ended June 30, 2020 and 2019 was $71,648 and $40,880, respectively.

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

Total consolidated revolving credit available under all credit arrangements is approximately $270,000. On March 9, 2018, the Company obtained a $180,000 loan against the bank term loan. The loan has a term of five years and requires interest only payments of $600 until May 26, 2018, thereafter payments of principal and interest of $3,396.82. As of June 30, 2020 and 2019, the balance on the loan is $107,793 and $143,263, respectively.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2021	$42,071
2022	$42,071
Thereafter	$31,150
Total	$115,292

NOTE 6 – LOANS PAYABLE

On February 28, 2018, the Company purchased certain real property and approximately 2 acres of land in Missouri. The total acquisition cost including all closing costs and fees was $256,443. The purchase price was partially financed with a $200,000 loan from the Company’s primary bank. The loan has a term of 5-years, at an interest rate of 4.09% and requires monthly payments of interest and principal of $1,494.59 with a final payment of approximately $148,063 due March 1, 2023. As of June 30, 2020 and 2019, the balance on the loan is $177,232 and $186,655, respectively.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2021	$17,935
2022	$17,935
2023	$17,935
2024	$17,935
2025	$17,935
Thereafter	$105,126
Total	$194,801

In April 2018 the Company purchased equipment to be used in their operations for a total acquisition price of $32,792. The equipment was purchased with a combination of cash and loan financing. The Company obtained a loan for $27,500 from their primary bank. The loan, dated May 7, 2018, matures on May 7, 2023, interest at 6% per annum and requires monthly payments of interest and principal of $532.84. During the quarter ended December 31, 2019, this loan was repaid in full. As of June 30, 2020, and 2019, the balance on the loan is $0 and $22,230, respectively.

In September 2019 the Company purchased equipment to be used in their operations for a total acquisition price of $87,000. The equipment was purchased with a combination of cash and loan financing. The Company obtained a loan for $70,147. The loan, dated August 12, 2019, matures on August 12, 2024, bears interest at 6.6% per annum and requires monthly payments of interest and principal of $1,379.09. As of June 30, 2020 the balance on the loan is $60,027.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2021	$16,549
2022	$16,549
2023	$16,549
2024	$16,549
2025	$2,518
Total	$68,714

On December 18, 2019, the Company received a $38,000 loan disbursement from American Express. The loan bears interest at 8.98% per annum, is to be paid in full by December 23, 2022 and requires monthly payments of interest and principal of $1,208.23. As of June 30, 2020 the balance on the loan is $32,352.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2021	$14,499
2022	$14,499
2023	$7,232
Total	$36.230

On March 27, 2020, the Company received a $37,000 loan disbursement from American Express. The loan bears interest at 8.98% per annum, is to be paid in full by April 1, 2023 and requires monthly payments of interest and principal of $1,176.43. As of June 30, 2020 the balance on the loan is $35,195.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2021	$14,117
2022	$14,117
2023	$11,748
Total	$39,982

On April 21, 2020, the Company received a Paycheck Protection Program loan under the CARES Act for $33,237.50 (the “PPP Loan”). The Paycheck Protection Program provides that the use of PPP Loan proceeds are limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The Company currently intends to use the PPP Loan for permitted uses, although no assurance can be given that the Company will obtain forgiveness of all or any portion of amounts due under the PPP Loan. If not forgiven the loan bears interest at 1% per annum and matures in five years.

NOTE 7 – CONVERTIBLE DEBT

On January 2, 2020, the Company executed a 10% convertible promissory note in which it agreed to borrow up to $300,000. The note is convertible at a price per share equal to the lower of (a) the Fixed Conversion Price (which is fixed at a price equal to $0.30); or (b) 80% of the lowest trading price of the Company’s common stock during the 5 consecutive trading days prior to the date on which lender elects to convert all or part of the Note. The initial deposit of $125,000 was made on January 15, 2020 and included a $25,000 OID. As required by ASC 470-20-30-6 the Company recognized and measured the embedded beneficial conversion feature at the commitment date of $200,000 which was credited to paid in capital, a $150,000 debt discount and a $75,000 loss on the issuance of convertible debt. As of June 30, 2020, $137,500 of the debt discount has been amortized to interest expense.

NOTE 7 – COMMON STOCK

Common stock

Common stock includes 100,000,000 shares authorized at a par value of $0.001.

During the year ended June 30, 2020, the Company granted 130,000 shares of common stock for services to two individuals. The shares were valued at $0.10, for total non-cash expense of $13,000.

During the year ended June 30, 2020, the Company granted 100,000 shares of common stock for services valued at $30,000. The shares were valued at $0.70, the closing stock price on the date of grant, for total non-cash expense of $70,000, $40,000 of which was recorded as a loss on the issuance of common stock.

NOTE 8 – PREFERRED STOCK

Preferred stock includes 25,000,000 shares of authorized at a par value of $0.001. Preferred stock includes 25,000,000 shares of Class B authorized at a par value of $0.001. The Preferred Stock constitutes a convertible stock in which (1) one Preferred Share is convertible into (5) five Common Shares. The Preferred Stockholders are entitled to vote on any matters on which the common stockholders are entitled to vote.

NOTE 9 - RELATED PARTY TRANSACTIONS

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LOC bears interest at 5% per annum and is due on demand. As of June 30, 2020 and 2019, the Company owed $122,729 and $122,729 of principal and $11,279 and $9,749 of accrued interest on the LOC, respectively.

NOTE 10 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used for the fiscal year ended June 30, 2020 and 2019.

Net deferred tax assets consist of the following components as of June 30:

	2020	2019
Deferred Tax Assets:
NOL Carryover	$73,800	$6,400
Deferred tax liabilities:
Less valuation allowance	(73,800)	$(6,400)
Net deferred tax assets	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended June 30, due to the following:

	2020	2019
Federal income tax benefit attributable to:
Current operations	$(67,400)	$29,700
Less: Valuation allowance	67,400	(29,700)
Net provision for Federal income taxes	$—	$—

At June 30, 2020, the Company had net operating loss carry forwards of approximately $73,800 that may be offset against future taxable income from the year 2021 to 2039. No tax benefit has been reported in the June 30, 2020 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it has the following material subsequent events to disclose in these financial statements.

On January 21, 2021, Shefali Vibhakar, President of the Company closed a Share Purchase Agreement (the “Agreement”) that she entered into with Johnny Forzani to sell all of her 17,000,000 common shares and 10,000,000 preferred shares to Johnny Forzani for cash consideration of $177,000.

Further, as part of the Agreement, Ms. Vibhakar agrees to spin out all of the Company’s assets (except for certain machinery valued at $40,000 – which is subject to a separate purchase agreement) as well as all of the Company’s liabilities (except the Company’s note with Tangiers Capital, LLC). The value date of the assets and liabilities will be January 21, 2021.

On January 21, 2021, a change in control of the Company occurred pursuant to the Agreement. Mr. Forzani now has voting control over 93.9% of the Company’s issued and outstanding common stock.

On January 21, 2021, the Company received the resignation of Shefali Vibhakar as the Company’s President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and Director and appointed Johnny Forzani as its President, Chief Executive Officer, Treasurer, Chief Financial Officer and Secretary.

Effective January 21, 2021, the Company’s new address is 30 Forzani Way NW, Calgary, Alberta, Canada T3Z 1L5.

On January 21, 2021, the Company entered into an acquisition agreement with Mr. Forzani to acquire all of the ownership and the rights to certain late developmental stage products, including the J4 Sport, J4 X and J4 Fitbelt in exchange for the issuance of 10,000,000 common shares. As a result of this acquisition, the Company is moving out of the precision CNC manufacturing and fabrication business and moving into the health-tech wearable performance business.

On February 17, 2021, the Company filed Articles of Continuance with the Secretary of State for the state of Wyoming. Accordingly, the Company transferred its state of formation from Florida to Wyoming and became a Wyoming entity.

On February 18, 2021, the Company filed a Certificate of Dissolution with the Secretary of State for the State of Florida, effectively dissolving the Company's existence in Florida.

On February 19, 2021, the Company filed a Definitive 14C in order to ratify the written consent received from one shareholder, holding 96.1% of our voting power to: (1) to amend the Company’s Articles of Incorporation, as amended (the “Articles”) to change our corporate name from Genesys Industries, Inc. to Forza Innovations Inc. (the “Name Change”); (2)to amend the Articles to increase the number of authorized shares of Class A Common Stock we may issue from 100,000,000 to 700,000,000 (the “Share Increase”); and, (3) to increase the number of the Company's total issued and outstanding shares of Class A Common Stock by conducting a forward stock split at the rate of 10 shares every 1 share currently issued and outstanding (the “Forward Split”).  FINRA has reviewed the Company’s submission of the Name Change, the Share Increase and the Forward Split and is waiting to process as soon as the Company becomes current with its SEC filings.

