Form 10-Q
period 2020-09-30
Genesys Industries, Inc.
filed 2021-06-02
CIK 1683131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

or

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

___________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

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

Yes ☐ No ☒

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 31, 2021, the issuer had 28,100,000 shares of its common stock issued and outstanding.

1

GENESYS INDUSTRIES, INC.

2

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENESYS INDUSTRIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

GENESYS INDUSTRIES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	June 30, 2020
ASSETS	(Unaudited)
Current assets:
Cash	$187,457	$174,879
Accounts receivable	85,792	86,375
Total current assets	273,249	261,254

Machinery and equipment, net	364,464	360,431
Real property & plant, net	226,553	226,553
Total Assets	$864,266	$848,238

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$49,842	$63,868
Accrued interest, related party	12,809	11,279
Accrued compensation	6,000	6,548
Lines of credit – current portion	64,416	37,547
Loans payable– current portion	48,236	47,377
Convertible note payable, net of discount of $0 and $12,500, respectively	150,000	137,500
Due to related party	122,729	122,729
Total current liabilities	454,032	426,848
Long term liabilities:
Line of credit	63,664	70,246
Loans payable	278,500	290,734
Total liabilities	796,196	787,828

Commitments and contingencies	—	—

Stockholders' equity (deficit):
Class B Preferred stock, $0.001 par value, 25,000,000shares authorized, 10,000,000 and 10,000,000 issued and outstanding, respectively	10,000	10,000
Common stock, $0.001 par value, 100,000,000 shares authorized; 18,100,000 shares issued and outstanding	18,100	18,100
Additional paid-in capital	383,900	383,900
Accumulated deficit	(343,930)	(351,590)
Total stockholders' equity	68,070	60,410
Total Liabilities and Stockholders' Equity	$864,266	$848,238

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESYS INDUSTRIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended September 30,
	2020	2019
Revenue	$179,056	$140,951
Cost of revenue	113,760	93,478
Gross Margin	65,296	47,473

Operating Expenses:
Professional fees	—	5,005
Payroll expense	15,068	6,789
General & administrative expenses	16,335	18,452
Total operating expenses	31,403	30,246

Income from operations	33,893	17,227

Other expense:
Interest expense	(26,233)	(6,944)
Total other expense	(26,233)	(6,944)

Income before income taxes	7,660	10,283

Provision for income taxes	—	(2,802)

Net income	$7,660	$7,481

Net Income Per Common Share, basic & diluted	$0.00	$0.00

Weighted Common Shares Outstanding, basic & diluted	18,100,000	17,881,630

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESYS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONHTS ENDED SEPTEMBER 30, 2019 AND 2020

(Unaudited)

	Common Shares	Common Stock	Preferred Shares	Preferred	Paid in Capital	Accumulated Deficit	Total
Balance, June 30, 2019	17,870,000	$17,870	10,000,000	$10,000	$101,130	$(30,582)	$98,418
Common stock issued for services	130,000	130	—	—	12,870	—	13,000
Net income	—	—	—	—	—	7,481	7,481
Balance, September 30, 2019	18,000,000	$18,000	10,000,000	$10,000	$114,000	$(23,101)	$118,899

	Common Shares	Common Stock	Preferred Shares	Preferred	Paid in Capital	Accumulated Deficit	Total
Balance, June 30, 2020	18,100,000	$18,100	10,000,000	$10,000	$383,900	$(351,590)	$60,410
Net loss		—	—	—	—	7,660	7,660
Balance, September 30, 2020	18,100,000	$18,100	10,000,000	$10,000	$383,900	$(343,930)	$68,070

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESYS INDUSTRIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net Income	$7,660	$7,481
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	23,497	14,034
Debt discount amortization	12,500
Stock compensation expense	-	4,935
Changes in operating assets and liabilities:
Accounts receivable	583	(41,867)
Accounts payable and accruals	(14,490)	22,828
Accrued interest, related party	1,530	1,287
Net cash provided by operating activities	31,279	8,698

Cash flows from investing activities:
Purchase of property and equipment	(27,530)	(121,762)
Net cash used in investing activities	(27,530)	(121,762)

Cash flows from financing activities:
Proceeds from loan payable	26,400	70,147
Payments on line of credit	(6,111)	(8,763)
Principal payment on mortgage	(2,640)	(2,487)
Principal payment on loan payable	(8,820)	(2,566)
Net cash provided by financing activities	8,829	56,331

Net increase (decrease) in cash	12,578	(56,733)

Cash, beginning of period	174,879	170,205
Cash, end of period	$187,457	$113,472

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,337	$2,166
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESYS INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2020 and for the related periods presented have been made. The results for the three months ended September 30, 2020 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, filed with the Securities and Exchange Commission

Use of estimates

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

During the three months ended September 30, 2020, the Company recognized $133,685 or 75% of sales from its largest customer.

During the three months ended September 30, 2019, the Company recognized $46,144 and $50,924 of sales from its two largest customers, representing 33%, and 37%, respectively, of total sales.

Right of Return

From time to time, the company in the normal course of business encounters product returns.  The company policy is to identify the reason of return and to either replace product, rework product or cancel the order at the request of the customer. As of September 30, 2020, and June 30, 2020, there were no substantial claims for rework or replacement in the normal course of business.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the unaudited accompanying consolidated financial statements, the Company has experienced a significant increase in revenue since commencing it operations in 2018. As of September 30, 2020, the Company has an accumulated deficit of $343,930. For the three months ended September 30, 2020 we had revenue of $7,660 and received cash from operations of $31,279. Although the Company’s financial position is steadily improving our operations are still relatively new, circumstances may still occur that would raise substantial doubt about the Company’s ability to continue as a going concern.

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

Intangible assets stated at cost, less accumulated amortization consisted of the following:

	September 30, 2020	June 30, 2020
Website development	$1,850	$1,850
Less: accumulated amortization	(1,850)	(1,850)
Website development, net	$—	$—

Amortization expense

Amortization expense for the three months September 30, 2020 and 2019 was $0 and $0, respectively.

Property, Plant and equipment stated at cost, less accumulated depreciation consisted of the following:

	September 30, 2020	June 30, 2020
Leasehold Improvements	$100,965	$100,965
Machinery and Equipment	381,417	353,888
Real Property & Plant	256,443	256,443
Less: accumulated depreciation	(147,808)	(124,312)
Fixed assets, net	$591,017	$586,984

Depreciation expense

Depreciation expense for the three months ended September 30, 2020 and 2019 was $23,497 and $14,034, respectively.

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

Total consolidated revolving credit available under all credit arrangements is approximately $270,000. On March 9, 2018, the Company obtained a $180,000 loan against the bank term loan. The loan has a term of five years and required interest only payments of $600 until May 26, 2018, thereafter payments of principal and interest of $3,396.82. As of September 30, 2020 and June 30, 2020 the balance on the loan is $101,682 and $107,793, respectively.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2021	$31,553
2022	42,071
2023	31,150
Total	$104,774

On September 3, 2020, the Company obtained a $26,400 loan against its LOC with the bank. As of September 30, 2020 and June 30, 2020 the balance on the loan is $26,400, and $0, respectively.

NOTE 6 – LOAN PAYABLE

On February 28, 2018, the Company purchased certain real property and approximately 2 acres of land in Missouri. The total acquisition cost including all closing costs and fees was $256,443. The purchase price was partially financed with a $200,000 loan from the company’s primary bank. The loan has a term of 5-years, at an interest rate of 4.09% and requires monthly payments of interest and principal of $1,494.59 with a final payment of approximately $148,063 due March 1, 2023. As September 30, 2020, and June 30, 2020, the balance on the loan is $174,592 and $177,232, respectively.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2021	$9.814
2022	17,935
2023	158,913
Total	$191,334

In September 2019 the Company purchased equipment to be used in their operations for a total acquisition price of $87,000. The equipment was purchased with a combination of cash and loan financing. The Company obtained a loan for $70,147. The loan, dated August 12, 2019, matures on August 12, 2024, bears interest at 6.6% per annum and requires monthly payments of interest and principal of $1,379.09. As of September 30, 2020 and June 30, 2020, the balance on the loan is $56,884 and $60,027, respectively.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2021	$12,412
2022	$16,549
2023	$16,549
2024	$16,549
2025	$2,518
Total	$64,577

On December 18, 2019, the Company received a $38,000 loan disbursement from American Express. The loan bears interest at 8.98% per annum, is to be paid in full by December 23, 2022 and requires monthly payments of interest and principal of $1,208.23. As of September 30, 2020 and June 30, 2020, the balance on the loan is $29,434 and $32,352, respectively.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2021	$9,163
2022	14,499
2023	7,240
Total	$30,902

On March 27, 2020, the Company received a $37,000 loan disbursement from American Express. The loan bears interest at 8.98% per annum, is to be paid in full by April 1, 2023 and requires monthly payments of interest and principal of $1,176.43. As of September 30, 2020 and June 30, 2020 the balance on the loan is $32,436 and $35,195, respectively.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2021	10,588
2022	14,117
2023	11,748
Total	$36,453

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

NOTE 7 – CONVERTIBLE DEBT

On January 2, 2020, the Company executed a 10% convertible promissory note in which it agreed to borrow up to $300,000. The note is convertible at a price per share equal to the lower of (a) the Fixed Conversion Price (which is fixed at a price equal to $0.30); or (b) 80% of the lowest trading price of the Company’s common stock during the 5 consecutive trading days prior to the date on which lender elects to convert all or part of the Note. The initial deposit of $125,000 was made on January 15, 2020 and included a $25,000 OID. As required by ASC 470-20-30-6 the Company recognized and measured the embedded beneficial conversion feature at the commitment date of $200,000 which was credited to paid in capital, a $150,000 debt discount and a $75,000 loss on the issuance of convertible debt. As of September 30, 2020, all of the debt discount has been amortized to interest expense.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LOC bears interest at 5% per annum and is due on demand. As of September 30, 2020 and June 30, 2020, the Company owed $122,729 and $122,729 of principal and $12,809 and $11,279 of accrued interest on the LOC, respectively.

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

Plan of Operations

As at September 30, 2020, Genesys Industries was a diversified multi-industry manufacturer of complex metal components and products. We served all general industrial markets such as Aerospace, Automotive, Construction, Commercial, Food Processing, Industrial, Maritime, Medical, Railroad, Oil and Gas, Packaging, Telecom, Textiles, Pulp Paper, Transportation and many more. We were a vertically integrated precision CNC manufacturing and fabrication company with core emphasis on product design, engineering and precision manufacturing of complex components and products.

Results of Operation for the Three Months Ended September 30, 2020 and 2019

Revenues

For the three months ended September 30, 2020, we earned revenue of $179,056 compared to $140,951 for the three months ended September 30, 2019; an increase of $38,105 or 27%. During the current fiscal we did additional business with one of our primary customers.

Cost of Revenue

For the three months ended September 30, 2020, cost of revenue was $113,760, compared to $93,478 for the three months ended September 30, 2019; an increase of $20,282 or 21.7%. Cost of revenue has increased in conjunction with the increase in revenue. Our cost of revenue consists of direct material, labor and overhead expenses.

Professional fees

Professional fees were $0 for the three months ended September 30, 2020 compared to $5,005 for the three months ended September 30, 2019; a decrease of only $5,005. Professional fees consist of accounting, audit and legal fees.

Payroll expense

Payroll expense was $15,068 for the three months ended September 30, 2020 compared to $6,789 for the three months ended September 30, 2019, an increase of $8,279 or 121.9%. The increase can be attributed to an increase of our administrative staff.

General & administrative expenses

General & administrative expenses (“G&A”) were $16,335 for the three months ended September 30, 2020, compared to $18,452 for the three months ended September 30, 2019; a decrease of $2,117 or 11.5%.

Other expense

For the three months ended September 30, 2020 we had interest expense of $26,233 to $6,944 for the three months ended September 30, 2019.

Net Loss

Net income for the three months ended September 30, 2020 was $7,660 compared to net income of $7,481, after a $2,802 provision for income taxes.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $343,930 at September 30, 2020, had net income of $7,660, and had net cash provided by operating activities of $31,279 for the three months ended September 30, 2020.

Net cash used in investing activities for the three months ended September 30, 2020 and 2019 was $27,530 and $121,762, respectively, for the purchase of property and equipment.

Net cash received from financing activities for the three months ended September 30, 2020 was $8,829 compared to $56,331 provided by financing activities in the prior year.

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

Total consolidated revolving credit available under all credit arrangements is approximately $270,000. On March 9, 2018, the Company obtained a $180,000 loan against the bank term loan. The loan has a term of five years and required interest only payments of $600 until May 26, 2018, thereafter payments of principal and interest of $3,396.82. As of September 30, 2020 and June 30, 2020 the balance on the loan is $101,682 and $107,793, respectively.

On February 28, 2018, the Company purchased certain real property and approximately 2 acres of land in Missouri. The total acquisition cost including all closing costs and fees was $256,443. The purchase price was partially financed with a $200,000 loan from the company’s primary bank. The loan has a term of 5-years, at an interest rate of 4.09% and requires monthly payments of interest and principal of $1,494.59 with a final payment of approximately $148,063 due March 1, 2023. As September 30, 2020, and June 30, 2020, the balance on the loan is $174,592 and $177,232, respectively.

In September 2019 the Company purchased equipment to be used in their operations for a total acquisition price of $87,000. The equipment was purchased with a combination of cash and loan financing. The Company obtained a loan for $70,147. The loan, dated August 12, 2019, matures on August 12, 2024, bears interest at 6.6% per annum and requires monthly payments of interest and principal of $1,379.09. As of September 30, 2020 and June 30, 2020, the balance on the loan is $56,884 and $60,027, respectively.

On December 18, 2019, the Company received a $38,000 loan disbursement from American Express. The loan bears interest at 8.98% per annum, is to be paid in full by December 23, 2022 and requires monthly payments of interest and principal of $1,208.23. As of September 30, 2020 and June 30, 2020, the balance on the loan is $29,434 and $32,352, respectively.

On January 2, 2020, the Company executed a 10% convertible promissory note in which it agreed to borrow up to $300,000. The note is convertible at a price per share equal to the lower of (a) the Fixed Conversion Price (which is fixed at a price equal to $0.30); or (b) 80% of the lowest trading price of the Company’s common stock during the 5 consecutive trading days prior to the date on which lender elects to convert all or part of the Note. The initial deposit of $125,000 was made on January 15, 2020 and included a $25,000 OID. As required by ASC 470-20-30-6 the Company recognized and measured the embedded beneficial conversion feature at the commitment date of $200,000 which was credited to paid in capital, a $150,000 debt discount and a $75,000 loss on the issuance of convertible debt. As of September 30, 2020, all of the debt discount has been amortized to interest expense.

On March 27, 2020, the Company received a $37,000 loan disbursement from American Express. The loan bears interest at 8.98% per annum, is to be paid in full by April 1, 2023 and requires monthly payments of interest and principal of $1,176.43. As of September 30, 2020 and June 30, 2020 the balance on the loan is $32,436 and $35,195, respectively.

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

On September 3, 2020, the Company obtained a $26,400 loan against its LOC with the bank. As of September 30, 2020 and June 30, 2020 the balance on the loan is $26,400, and $0, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the quarterly period ended September 30, 2020.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesys Industries, Inc.
Date: June 2, 2021	/s/ Johnny Forzani Johnny Forzani
President, Chief Financial Officer, Treasurer, Chief Financial Officer, Secretary (Principal Executive, Financial and Accounting Officer)

