Form 10-Q
period 2020-12-31
Genesys Industries, Inc.
filed 2021-06-02
CIK 1683131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2020

or

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

1

GENESYS INDUSTRIES, INC.

2

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENESYS INDUSTRIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

GENESYS INDUSTRIES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2020	June 30, 2020
ASSETS	(Unaudited)
Current assets:
Cash	$222,249	$174,879
Accounts receivable	50,180	86,375
Total current assets	272,429	261,254

Machinery and equipment, net	350,799	360,431
Real property & plant, net	220,141	226,553
Total Assets	$843,369	$848,238

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$43,199	$63,868
Accrued interest, related party	18,120	11,279
Accrued compensation	5,144	6,548
Lines of credit – current portion	85,883	37,547
Loans payable– current portion	82,659	47,377
Convertible note payable, net of discount of $0 and $12,500, respectively	150,000	137,500
Due to related party	122,729	122,729
Total current liabilities	507,734	426,848
Long term liabilities:
Line of credit	50,809	70,246
Loans payable	231,551	290,734
Total liabilities	790,094	787,828

Commitments and contingencies	—	—

Stockholders' equity (deficit):
Class B Preferred stock, $0.001 par value, 25,000,000shares authorized, 10,000,000 and 10,000,000 issued and outstanding, respectively	10,000	10,000
Common stock, $0.001 par value, 100,000,000 shares authorized; 18,100,000 shares issued and outstanding	18,100	18,100
Additional paid-in capital	383,900	383,900
Accumulated deficit	(358,725)	(351,590)
Total stockholders' equity	53,275	60,410
Total Liabilities and Stockholders' Equity	$843,369	$848,238

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESYS INDUSTRIES, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2020	2019	2020	2019
Revenue	$160,292	$133,923	$339,348	$274,874
Cost of revenue	130,303	75,326	244,063	168,804
Gross Margin	29,989	58,597	95,285	106,070

Operating Expenses:
Professional fees	6,600	14,800	6,600	19,805
Payroll expense	15,437	21,991	30,505	28,780
General & administrative expenses	13,484	21,026	29,819	39,478
Total operating expenses	35,521	57,817	66,924	88,063

(Loss) income from operations	(5,532)	780	28,361	18,007

Other expense:
Interest expense	(9,263)	(7,953)	(35,496)	(14,897)
Loss on issuance of common stock		(40,000)	—	(40,000)
Total other expense	(9,263)	(47,953)	(35,496)	(54,897)

Loss before income taxes	(14,795)	(47,173)	(7,135)	(36,890)

Provision for income taxes	—	2,802	—	2,802

Net Loss	$(14,795)	$(44,371)	$(7,135)	$(34,088)

Net Loss Per Common Share, basic & diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Common Shares Outstanding, basic & diluted	18,100,000	17,967,446	18,100,000	18,026,630

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESYS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2019 AND 2020

(Unaudited)

	Common Shares	Common Stock	Preferred Shares	Preferred	Paid in Capital	Accumulated Deficit	Total
Balance, June 30, 2019	17,870,000	$17,870	10,000,000	$10,000	$101,130	$(30,582)	$98,418
Common stock issued for services	130,000	130	—	—	12,870	—	13,000
Net income	—	—	—	—	—	7,481	7,481
Balance, September 30, 2019	18,000,000	18,000	10,000,000	10,000	114,000	(23,101)	118,899
Net income	—	—	—	—	—	(44,371)	(44,371)
Balance, December 31, 2019	18,000,000	$18,000	10,000,000	$10,000	$114,000	$(67,472)	$144,528

	Common Shares	Common Stock	Preferred Shares	Preferred	Paid in Capital	Accumulated Deficit	Total
Balance, June 30, 2020	18,100,000	$18,100	10,000,000	$10,000	$383,900	$(351,590)	$60,410
Net loss	—	—	—	—	—	7,660	7,660
Balance, September 30, 2020	18,100,000	18,100	10,000,000	10,000	383,900	(343,930)	68,070
Net loss	—	—	—	—	—	(14,795)	(14,795)
Balance, December 31, 2020	18,100,000	$18,100	10,000,000	$10,000	$383,900	$(358,725)	$53,275

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESYS INDUSTRIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six Months Ended December 31,
	2020	2019
Cash flows from operating activities:

Net Income	$(7,135)	$(34,088)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	48,818	31,516
Stock compensation expense	—	43,000
Loss on issuance of common stock	—	40,000
Debt discount amortization	12,500	—
Changes in operating assets and liabilities:
Accounts receivable	36,195	(32,713)
Inventory	—	(1,217)
Accounts payable and accruals	(21,905)	17,663
Accrued interest, related party	6,841	2,755
Net cash provided by operating activities	75,314	25,630

Cash flows from investing activities:
Purchase of property and equipment	(32,774)	(158,886)
Net cash used in investing activities	(32,774)	(158,886)

Cash flows from financing activities:
Proceeds from loan payable	63,743	108,147
Advances from related party	—	20,600
Payments on line of credit	(34,844)	(17,441)
Principal payment on mortgage	(6,237)	(5,055)
Principal payment on loan payable	(17,832)	(26,211)
Net cash provided by financing activities	4,830	80,040

Net increase (decrease) in cash	47,370	(53,216)

Cash, beginning of period	174,879	170,206

Cash, end of period	$222,249	$116,990

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,203	$7,559
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESYS INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2020 and for the related periods presented have been made. The results for the six months ended December 31, 2020 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, filed with the Securities and Exchange Commission

Use of estimates

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

During the three and six months ended December 31, 2020, the Company recognized $131,315 or 82% and $265,000 or 78% of sales from its largest customer, respectively.

During the six months ended December 31, 2019, the Company recognized $63,605 and $162,683 of sales from its two largest customers, representing 22.4%, and 57.4%, respectively, of total sales.

Right of Return

From time to time, the company in the normal course of business encounters product returns.  The company policy is to identify the reason of return and to either replace product, rework product or cancel the order at the request of the customer. As of December 31, 2020, and June 30, 2020, there were no substantial claims for rework or replacement in the normal course of business.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the unaudited accompanying consolidated financial statements, the Company has experienced a significant increase in revenue since commencing it operations in 2018. As of December 31, 2020, the Company has an accumulated deficit of $358,725. For the six months ended December 31, 2020 we had a net loss of $7,135 and received cash from operations of $75,314. Although the Company’s financial position is steadily improving our operations are still relatively new, circumstances may still occur that would raise substantial doubt about the Company’s ability to continue as a going concern.

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

Intangible assets stated at cost, less accumulated amortization consisted of the following:

	December 31, 2020	June 30, 2020
Website development	$1,850	$1,850
Less: accumulated amortization	(1,850)	(1,850)
Website development, net	$—	$—

Amortization expense

Amortization expense for the six months December 31, 2020 and 2019 was $0 and $0, respectively.

Property, Plant and equipment stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2020	June 30, 2020
Leasehold Improvements	$100,965	$100,965
Machinery and Equipment	386,662	353,888
Real Property & Plant	256,443	256,443
Less: accumulated depreciation	(173,130)	(124,312)
Fixed assets, net	$570,940	$586,984

Depreciation expense

Depreciation expense for the six months ended December 31, 2020 and 2019 was $48,818 and $31,516, respectively.

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

Total consolidated revolving credit available under all credit arrangements is approximately $270,000. On March 9, 2018, the Company obtained a $180,000 loan against the bank term loan. The loan has a term of five years and required interest only payments of $600 until May 26, 2018, thereafter payments of principal and interest of $3,396.82. As of December 31, 2020 and June 30, 2020 the balance on the loan is $89,304 and $107,793, respectively.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2021	$19,008
2022	42,071
2023	31,150
Total	$92,229

On September 3, 2020, the Company obtained a $26,400 loan against its LOC with the bank. During the six months ended work December 31, 2020 the Company borrowed an additional $37,343. As of December 31, 2020 and June 30, 2020 the balance on the loan is $47,388, and $0, respectively.

NOTE 6 – LOAN PAYABLE

On February 28, 2018, the Company purchased certain real property and approximately 2 acres of land in Missouri. The total acquisition cost including all closing costs and fees was $256,443. The purchase price was partially financed with a $200,000 loan from the company’s primary bank. The loan has a term of 5-years, at an interest rate of 4.09% and requires monthly payments of interest and principal of $1,494.59 with a final payment of approximately $148,063 due March 1, 2023. As of December 31, 2020, and June 30, 2020, the balance on the loan is $170,995 and $177,232, respectively.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2021	$8,968
2022	17,935
2023	158,913
Total	$185,816

In September 2019 the Company purchased equipment to be used in their operations for a total acquisition price of $87,000. The equipment was purchased with a combination of cash and loan financing. The Company obtained a loan for $70,147. The loan, dated August 12, 2019, matures on August 12, 2024, bears interest at 6.6% per annum and requires monthly payments of interest and principal of $1,379.09. As of December 31, 2020 and June 30, 2020, the balance on the loan is $53,678 and $60,027, respectively.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2021	$8,275
2022	$16,549
2023	$16,549
2024	$16,549
2025	$2,518
Total	$60,440

On December 18, 2019, the Company received a $38,000 loan disbursement from American Express. The loan bears interest at 8.98% per annum, is to be paid in full by December 23, 2022 and requires monthly payments of interest and principal of $1,208.23. As of December 31, 2020 and June 30, 2020, the balance on the loan is $26,448 and $32,352, respectively.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2021	$7,249
2022	14,499
2023	7,240
Total	$28,988

On March 27, 2020, the Company received a $37,000 loan disbursement from American Express. The loan bears interest at 8.98% per annum, is to be paid in full by April 1, 2023 and requires monthly payments of interest and principal of $1,176.43. As of December 31, 2020 and June 30, 2020 the balance on the loan is $29,615 and $35,195, respectively.

Future minimum payments of principal and interest for the fiscal years ended are as follows:

Fiscal Year	Amount
2021	8,235
2022	14,117
2023	11,748
Total	$34,100

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

NOTE 7 – CONVERTIBLE DEBT

On January 2, 2020, the Company executed a 10% convertible promissory note in which it agreed to borrow up to $300,000. The note is convertible at a price per share equal to the lower of (a) the Fixed Conversion Price (which is fixed at a price equal to $0.30); or (b) 80% of the lowest trading price of the Company’s common stock during the 5 consecutive trading days prior to the date on which lender elects to convert all or part of the Note. The initial deposit of $125,000 was made on January 15, 2020 and included a $25,000 OID. As required by ASC 470-20-30-6 the Company recognized and measured the embedded beneficial conversion feature at the commitment date of $200,000 which was credited to paid in capital, a $150,000 debt discount and a $75,000 loss on the issuance of convertible debt. As of December 31, 2020, all of the debt discount has been amortized to interest expense.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LOC bears interest at 5% per annum and is due on demand. As of December 31, 2020 and June 30, 2020, the Company owed $122,729 and $122,729 of principal and $18,120 and $11,279 of accrued interest on the LOC, respectively.

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

Cautionary Statement:

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer that are not historical or current facts are “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, as well as other filings the Company makes with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are not predictions of actual future results. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Plan of Operations

As of December 31, 2020, Genesys Industries was a diversified multi-industry manufacturer of complex metal components and products. We served all general industrial markets such as Aerospace, Automotive, Construction, Commercial, Food Processing, Industrial, Maritime, Medical, Railroad, Oil and Gas, Packaging, Telecom, Textiles, Pulp Paper, Transportation and many more. We were a vertically integrated precision CNC manufacturing and fabrication company with core emphasis on product design, engineering and precision manufacturing of complex components and products.

Results of Operation for the Three Months Ended December 31, 2020 and 2019

Revenues

For the three months ended December 31, 2020, we earned revenue of $160,292 compared to $133,923 for the three months ended December 31, 2019; an increase of $26,369 or 19.7%. During the current period we did additional business with one of our primary customers.

Cost of Revenue

For the three months ended December 31, 2020, cost of revenue was $130,303, compared to $75,326 for the three months ended December 31, 2019; an increase of $54,977 or 73%. Cost of revenue has increased in conjunction with the increase in revenue. Our cost of revenue consists of direct material, labor and overhead expenses.

Professional fees

Professional fees were $6,600 for the three months ended December 31, 2020 compared to $14,800 for the three months ended December 31, 2019; a decrease of $8,200 or 55.4%. Professional fees consist of accounting, audit and legal fees.

Payroll expense

Payroll expense was $15,437 for the three months ended December 31, 2020 compared to $21,991 for the three months ended December 31, 2019, a decrease of $6,554 or 29.8%. The decrease can be attributed to a decrease of our administrative staff.

General & administrative expenses

General & administrative expenses (“G&A”) were $13,484 for the three months ended December 31, 2020, compared to $21,026 for the three months ended December 31, 2019; a decrease of $7,542 or 35.9%.

Other expense

For the three months ended December 31, 2020 we had interest expense of $9,263 compared to $7,953 for the three months ended December 31, 2019. Interest has increased in conjunction with the increase to our LOC balance. In the prior period we also had a $40,000 loss on the issuance of common stock when the Company granted 100,000 shares of common stock for services.

Net Loss

Net loss for the three months ended December 31, 2020 was $14,795 compared to a net loss of $44,371, after a $2,802 provision for income taxes, in the prior year.

Results of Operation for the Six Months Ended December 31, 2020 and 2019

Revenues

For the six months ended December 31, 2020, we earned revenue of $339,348 compared to $274,874 for the six months ended December 31, 2019; an increase of $64,474 or 23.5%. During the current period we did additional business with one of our primary customers.

Cost of Revenue

For the six months ended December 31, 2020, cost of revenue was $244,063, compared to $168,804 for the six months ended December 31, 2019; an increase of $75,259 or 44.6%. Cost of revenue has increased in conjunction with the increase in revenue. Our cost of revenue consists of direct material, labor and overhead expenses.

Professional fees

Professional fees were $6,600 for the six months ended December 31, 2020 compared to $19,805 for the six months ended December 31, 2019; a decrease of $13,205 or 66.7%. Professional fees consist of accounting, audit and legal fees.

Payroll expense

Payroll expense was $30,505 for the six months ended December 31, 2020 compared to $28,780 for the six months ended December 31, 2019, an increase of $1,725 or 6%.

General & administrative expenses

General & administrative expenses (“G&A”) were $29,819 for the six months ended December 31, 2020, compared to $39,478 for the six months ended December 31, 2019; a decrease of $9,659 or 24.5%.

Other expense

For the six months ended December 31, 2020 we had interest expense of $35,496 compared to $14,897 the six months ended December 31, 2019. Interest has increased in conjunction with the increase to our LOC and other loan balances. In the prior period we also had a $40,000 loss on the issuance of common stock when the Company granted 100,000 shares of common stock for services.

Net Loss

Net loss for the six months ended December 31, 2020 was $7,135 compared to a net loss of $36,890, after a $2,802 provision for income taxes, in the prior year.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $358,725 at December 31, 2020, had a net loss of $7,135, and had net cash provided by operating activities of $75,314 for the six months ended December 31, 2020.

Net cash used in investing activities for the six months ended December 31, 2020 and 2019 was $32,774 and $158,886, respectively, for the purchase of property and equipment.

Net cash received from financing activities for the six months ended December 31, 2020 was $4,831 compared to $80,040 provided by financing activities in the prior year.

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

Total consolidated revolving credit available under all credit arrangements is approximately $270,000. On March 9, 2018, the Company obtained a $180,000 loan against the bank term loan. The loan has a term of five years and required interest only payments of $600 until May 26, 2018, thereafter payments of principal and interest of $3,396.82. As of December 31, 2020 and June 30, 2020 the balance on the loan is $89,304 and $107,793, respectively.

On February 28, 2018, the Company purchased certain real property and approximately 2 acres of land in Missouri. The total acquisition cost including all closing costs and fees was $256,443. The purchase price was partially financed with a $200,000 loan from the company’s primary bank. The loan has a term of 5-years, at an interest rate of 4.09% and requires monthly payments of interest and principal of $1,494.59 with a final payment of approximately $148,063 due March 1, 2023. As December 31, 2020, and June 30, 2020, the balance on the loan is $170,995 and $177,232, respectively.

In September 2019 the Company purchased equipment to be used in their operations for a total acquisition price of $87,000. The equipment was purchased with a combination of cash and loan financing. The Company obtained a loan for $70,147. The loan, dated August 12, 2019, matures on August 12, 2024, bears interest at 6.6% per annum and requires monthly payments of interest and principal of $1,379.09. As of December 31, 2020 and June 30, 2020, the balance on the loan is $53,678 and $60,027, respectively.

On December 18, 2019, the Company received a $38,000 loan disbursement from American Express. The loan bears interest at 8.98% per annum, is to be paid in full by December 23, 2022 and requires monthly payments of interest and principal of $1,208.23. As of December 31, 2020 and June 30, 2020, the balance on the loan is $26,448 and $32,352, respectively.

On January 2, 2020, the Company executed a 10% convertible promissory note in which it agreed to borrow up to $300,000. The note is convertible at a price per share equal to the lower of (a) the Fixed Conversion Price (which is fixed at a price equal to $0.30); or (b) 80% of the lowest trading price of the Company’s common stock during the 5 consecutive trading days prior to the date on which lender elects to convert all or part of the Note. The initial deposit of $125,000 was made on January 15, 2020 and included a $25,000 OID. As required by ASC 470-20-30-6 the Company recognized and measured the embedded beneficial conversion feature at the commitment date of $200,000 which was credited to paid in capital, a $150,000 debt discount and a $75,000 loss on the issuance of convertible debt. As of December 31, 2020, all of the debt discount has been amortized to interest expense.

On March 27, 2020, the Company received a $37,000 loan disbursement from American Express. The loan bears interest at 8.98% per annum, is to be paid in full by April 1, 2023 and requires monthly payments of interest and principal of $1,176.43. As of December 31, 2020 and June 30, 2020 the balance on the loan is $29,615 and $35,195, respectively.

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

On September 3, 2020, the Company obtained a $26,400 loan against its LOC with the bank. During the six months ended work December 31, 2020 the Company borrowed an additional $37,343. As of December 31, 2020 and June 30, 2020 the balance on the loan is $47,388, and $0, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the quarterly period ended December 31, 2020.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

