Form 10-Q
period 2021-03-31
Genesys Industries, Inc.
filed 2021-06-08
CIK 1683131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

or

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of June 8, 2021, the issuer had 28,100,000 shares of its common stock issued and outstanding.

2

GENESYS INDUSTRIES, INC.

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENESYS INDUSTRIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

4

GENESYS INDUSTRIES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	June 30, 2020
ASSETS	(Unaudited)
Current assets:
Cash	$76	$—
Assets of discontinued operations	—	261,254
Total current assets	76	261,254

Machinery and equipment, net	135,135	—
Assets of discontinued operations	—	586,984
Total Assets	$135,211	$848,238

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$35,000	$—
Accrued interest	26,343	15,000
Convertible note payable, net of discount of $0 and $12,500, respectively	150,000	137,500
Due to related party	9,440	—
Liabilities of discontinued operations	—	274,348
Total current liabilities	220,783	426,848
Long term liabilities:
Liabilities of discontinued operations	—	360,980
Total liabilities	220,783	787,828

Commitments and contingencies	—	—

Stockholders' equity (deficit):
Class B Preferred stock, $0.001 par value, 25,000,000 shares authorized, 10,000,000 and 10,000,000 issued and outstanding, respectively	10,000	10,000
Common stock, $0.001 par value, 100,000,000 shares authorized; 28,100,000 and 18,100,000 shares issued and outstanding, respectively	28,100	18,100
Additional paid-in capital	3,173,900	383,900
Accumulated deficit	(3,297,572)	(351,590)
Total stockholders' (deficit) equity	(85,572)	60,410
Total Liabilities and Stockholders' Equity	$135,211	$848,238

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESYS INDUSTRIES, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2021	2020	2021	2020
Operating Expenses:	$—	$—	$—	$—
General & administrative expenses	10,964	6,300	10,964	27,605
Total operating expenses	10,964	6,300	10,964	27,605

Loss from operations	(10,964)	(6,300)	(10,964)	(27,605)

Other expense:
Interest expense	(3,781)	—	(15,125)	—
Debt discount amortization	—	—	(12,500)	—
Loss on asset acquisition – related party	(2,704,865)	—	(2,704,865)	—
Loss on disposition of assets and liabilities	(227,950)	—	(227,950)	—
Total other expense	(2,936,596)	—	(2,960,440)	—

Loss before income taxes	(2,947,560)	(6,300)	(2,971,404)	(27,605)

Provision for income taxes	—	—	—	—

Net loss from continuing operations	(2,947,560)	(6,300)	(2,971,404)	(27,605)
Net income (loss) from discontinued operations	8,713	(129,232)	25,422	(144,817)
Net Loss	$(2,938,847)	$(135,532)	$(2,945,982)	$(172,422)

Net Loss Per Common Share, basic & diluted from continuing operations	$(0.11)	$(0.0)	$(0.14)	$(0.00)
Net Income (Loss) Per Common Share, basic & diluted from discontinued operations	$0.00	$(0.01)	$0.00	$(0.01)
Net Loss Per Common Share, basic & diluted	$(0.11)	$(0.01)	$(0.14)	$(0.01)

Weighted Common Shares Outstanding, basic & diluted	27,988,889	18,100,000	21,348,175	17,870,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESYS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2020 AND 2021

(Unaudited)

	Common Shares	Common Stock	Preferred Shares	Preferred	Common Stock to be Issued	Paid in Capital	Accumulated Deficit	Total
Balance, June 30, 2019	17,870,000	$17,870	10,000,000	$10,000	$—	$101,130	$(30,582)	$98,418
Common stock issued for services	130,000	130	—	—	—	12,870	—	13,000
Net income	—	—	—	—	—	—	7,481	7,481
Balance, September 30, 2019	18,000,000	18,000	10,000,000	10,000	—	114,000	(23,101)	118,899
Common stock issued for services	100,000	100	—	—	—	69,900	—	70,000
Net income	—	—	—	—	—	—	(44,371)	(44,371)
Balance, December 31, 2019	18,100,000	18,100	10,000,000	10,000	—	183,900	(67,472)	144,528
Common stock issued for services	—	—	—	—	16,500	—	—	16,500
Beneficial conversion feature	—	—	—	—	—	200,000	—	200,000
Net loss		—	—	—	—	—	(135,532)	(135,532)
Balance, March 31, 2020	18,100,000	$18,100	10,000,000	$10,000	$16,500	$283,900	$(203,004)	$225,496

	Common Shares	Common Stock	Preferred Shares	Preferred	Paid in Capital	Accumulated Deficit	Total
Balance, June 30, 2020	18,100,000	$18,100	10,000,000	$10,000	$383,900	$(351,590)	$60,410
Net loss	—	—	—	—	—	7,660	7,660
Balance, September 30, 2020	18,100,000	18,100	10,000,000	10,000	383,900	(343,930)	68,070
Net loss	—	—	—	—	—	(14,795)	(14,795)
Balance, December 31, 2020	18,100,000	18,100	10,000,000	10,000	383,900	(358,725)	$53,275
Stock issued for asset acquisitions	10,000,000	10,000	—	—	2,790,000	—	2,800,000
Net loss	—	—	—	—	—	(2,938,847)	(2,938,847)
Balance, March 31, 2021	28,100,000	$28,100	10,000,000	$10,000	$3,173,900	$(3,297,572)	$(85,572)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESYS INDUSTRIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net Income	$(2,945,982)	$(172,422)
Less: net (income) loss from discontinued operations	(25,422)	144,817
Adjustments to reconcile net income to net
cash used in operating activities:
Debt discount amortization	12,500	—
Loss on asset acquisition – related party	2,704,865	—
Loss on disposition of assets and liabilities	227,951	—
Changes in operating assets and liabilities:
Accounts payable	35,000	—
Accrued interest	15,064	—
Operating cash flow from discontinued operations	55,801	69,941
Net cash provided by operating activities	79,777	42,336

Cash flows from investing activities:
Purchase of property and equipment	(40,000)	—
Investing cash flow from discontinued operations	(70,117)	(158,886)
Net cash used in investing activities	(110,117)	(158,886)

Cash flows from financing activities:
Advances from related party	9,440	—
Financing cash flow from discontinued operations	2,497	80,040
Net cash provided by financing activities	11,937	80,040

Net (decrease) increase in cash	(18,403)	39,893

Cash, beginning of period	174,879	170,206
Less: cash of discontinued operations, end of period	(156,400)	(210,099)
Cash, end of period	76	210,099
Cash of continuing operations at end of period	$76	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,203	$7,559
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash transaction:
Common stock issued for assets	$95,135	$

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESYS INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

As of March 31, 2021, Genesys Industries has moved out of the precision CNC manufacturing and fabrication business and has moved into the health-tech wearable performance business.  The Company has acquired the ownership and rights to certain late developmental stage products, including the J4 Sport, J4 X and J4 Fitbelt.  These products are wearable back compression devices, used to relax, warmup, loosen, or relax stiff & sore muscles. The therapeutic application of heat causes a change in temperature of the soft tissues which decreases joint stiffness and relieves inflammation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2021 and for the related periods presented have been made. The results for the nine months ended March 31, 2021 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, filed with the Securities and Exchange Commission

Use of estimates

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

NOTE 3 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As of March 31, 2021, the Company has an accumulated deficit of $592,707. For the nine months ended March 31, 2021, and had a net loss of $241,117. Although the Company’s financial position is steadily improving our operations are still relatively new, circumstances may still occur that would raise substantial doubt about the Company’s ability to continue as a going concern.

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

Property, Plant and equipment stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2021	June 30, 2020
Leasehold Improvements	$—	$100,965
Machinery and Equipment	135,135	353,888
Real Property & Plant	—	256,443
Less: accumulated depreciation	—	(124,312)
Fixed assets, net	$135,135	$586,984

Depreciation expense

Depreciation expense for the nine months ended March 31, 2021 and 2020 was $54,925 and $49,553, respectively.

NOTE 5 – CONVERTIBLE DEBT

On January 2, 2020, the Company executed a 10% convertible promissory note in which it agreed to borrow up to $300,000. The note is convertible at a price per share equal to the lower of (a) the Fixed Conversion Price (which is fixed at a price equal to $0.30); or (b) 80% of the lowest trading price of the Company’s common stock during the 5 consecutive trading days prior to the date on which lender elects to convert all or part of the Note. The initial deposit of $125,000 was made on January 15, 2020 and included a $25,000 OID. As required by ASC 470-20-30-6 the Company recognized and measured the embedded beneficial conversion feature at the commitment date of $200,000 which was credited to paid in capital, a $150,000 debt discount and a $75,000 loss on the issuance of convertible debt. As of March 31, 2021, all of the debt discount has been amortized to interest expense.

NOTE 6 - STOCKHOLDERS’ EQUITY

On February 19, 2021, the Company filed a Definitive 14C in order to ratify the written consent received from one shareholder, holding 96.1% of our voting power to: (1) to amend the Company’s Articles of Incorporation, as amended (the “Articles”) to change our corporate name from Genesys Industries, Inc. to Forza Innovations Inc. (the “Name Change”); (2) to amend the Articles to increase the number of authorized shares of Class A Common Stock we may issue from 100,000,000 to 700,000,000 (the “Share Increase”); and, (3) to increase the number of the Company's total issued and outstanding shares of Class A Common Stock by conducting a forward stock split at the rate of 10 shares every 1 share currently issued and outstanding (the “Forward Split”).  FINRA has reviewed the Company’s submission of the Name Change, the Share Increase and the Forward Split and is waiting to process as soon as the Company becomes current with its SEC filings.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

On January 21, 2021, the Company entered into an acquisition agreement with Mr. Forzani to acquire all of the ownership and the rights to certain late developmental stage products, including the J4 Sport, J4 X and J4 Fitbelt in exchange for the issuance of 10,000,000 common shares. The shares were valued at $0.28, the closing stock price on the date of the agreement, for a total value of $2,800,000. The assets were valued at cost of $95,135, resulting in a loss on asset acquisition of $2,704,865. As a result of this acquisition, the Company is moving out of the precision CNC manufacturing and fabrication business and moving into the health-tech wearable performance business.

NOTE 8 – DISCONTINUED OPERATIONS

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

	March 31, 2021	June 30, 2020
Current Assets of Discontinued Operations:
Cash	$—	$174,879
Accounts receivable	—	86,375
Total Current Assets of Discontinued Operations:	—	261,254

Machinery and equipment, net	—	360,431
Real property & plant, net	—	226,553
Total Non-Current Assets of Discontinued Operations:	$—	$586,984

Current Liabilities of Discontinued Operations:
Accounts payable and accrued liabilities	$—	$48,868
Accrued interest, related party	—	11,279
Accrued compensation	—	6,548
Lines of credit	—	37,547
Loans payable	—	47,377
Due to related party	—	122,729
Total Current Liabilities of Discontinued Operations	—	274,348

Non-Current Liabilities of Discontinued Operations:
Line of credit	—	70,246
Loans payable	—	290,734
Total Non-Current Liabilities of Discontinued Operations		$360,98

In accordance with the provisions of ASC 205-20, Presentation of Financial Statements, we have separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets. The imcome and expenses have been reflected as discontinued operations in the consolidated Statements of Operations for the three and nine months ended March 31, 2021 and 2020, and consist of the following:

GENESYS INDUSTRIES, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2021	2020	2021	2020
Revenue	$42,124	$163,782	$381,472	$438,656
Cost of revenue	25,575	98,058	269,638	266,862
Gross Margin	16,549	65,724	111,834	171,794
Operating Expenses:
Professional fees	—	3,800	—	2,300
Payroll expense	2,171	23,771	32,676	52,551
General & administrative expenses	1,884	23,556	37,882	63,034
Total operating expenses	4,055	51,127	70,558	117,885

Income from operations	12,494	14,597	41,276	53,909

Total other expense	(3,781)	(143,829)	(15,854)	(198,726)

Net income (loss) from discontinued operations	$8,713	$(129,232)	$25,422	$(144,817)

NOTE 9 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it has no material subsequent events to disclose in these financial statements.

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

Plan of Operations

As of March 31, 2021, Genesys Industries has moved out of the precision CNC manufacturing and fabrication business and has moved into the health-tech wearable performance business.  The Company has acquired the ownership and rights to certain late developmental stage products, including the J4 Sport, J4 X and J4 Fitbelt.  These products are wearable back compression devices, used to relax, warmup, loosen, or relax stiff & sore muscles.  The therapeutic application of heat causes a change in temperature of the soft tissues which decreases joint stiffness and relieves inflammation.

Results of Operation for the Three Months Ended March 31, 2021 and 2019

Revenues and Cost of Revenue

Due to the termination of our CNC manufacturing and fabrication business, we did not have any revenue or cost of revenue from continuing operations for the three months ended March 31, 2021 and 2020.

Operating Expenses from Continuing Operations

Operating expenses from continuing operations for the three months ended March 31, 2021 and 2020, consisted of general and administrative expenses of $10,964 and $6,300, respectively, General and administrative expenses consisted primarily of accounting and audit fees.

Other Income from Continuing Operations

During the three months ended March 31, 2021, we incurred $3,781 of interest expense, recognized a $227,950 loss on the disposition of assets and liabilities and a loss of $2,704,865 on the acquisition of assets from a related party.

Net Loss from Continuing Operations

Our net loss from continuing operations for the three months ended March 31, 2021 was $2,947,560 compared to $6,300 for the prior period.

Results of Operation for the Nine Months Ended March 31, 2021 and 2020

Revenues and Cost of Revenue

Due to the termination of our CNC manufacturing and fabrication business, we did not have any revenue or cost of revenue from continuing operations for the nine months ended March 31, 2021 and 2020.

Operating Expenses from Continuing Operations

Operating expenses from continuing operations for the nine months ended March 31, 2021 and 2020, consisted of general and administrative expenses of $10,964 and $27,605, respectively, General and administrative expenses consisted primarily of accounting and audit fees.

Other Income from Continuing Operations

During the nine months ended March 31, 2021, we incurred $15,125 of interest expense, $12,500 of debt discount amortization, recognized a $227,950 loss on the disposition of assets and liabilities and a loss of $2,704,865 on the acquisition of assets from a related party.

Net Loss from Continuing Operations

Our net loss from continuing operations for the nine months ended March 31, 2021 was $2,971,404 compared to $27,605 for the prior period.

Liquidity and Capital Resources

As reflected in the accompanying unaudited financial statements, the Company has an accumulated deficit of $592,707 at March 31, 2021, and had a net loss from continuing operations of $266,539 for the nine months ended March 31, 2021.

Net cash used in investing activities from for the nine months ended March 31, 2021 and 2020 was $110,117 and $158,886, respectively, for the purchase of property and equipment.

Net cash received from financing activities for the nine months ended March 31, 2021 was $11,937 compared to $80,040 provided by financing activities in the prior period.

On January 2, 2020, the Company executed a 10% convertible promissory note in which it agreed to borrow up to $300,000. The note is convertible at a price per share equal to the lower of (a) the Fixed Conversion Price (which is fixed at a price equal to $0.30); or (b) 80% of the lowest trading price of the Company’s common stock during the 5 consecutive trading days prior to the date on which lender elects to convert all or part of the Note. The initial deposit of $125,000 was made on January 15, 2020 and included a $25,000 OID. As required by ASC 470-20-30-6 the Company recognized and measured the embedded beneficial conversion feature at the commitment date of $200,000 which was credited to paid in capital, a $150,000 debt discount and a $75,000 loss on the issuance of convertible debt. As of March 31, 2021, all of the debt discount has been amortized to interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the quarterly period ended March 31, 2021.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Genesys Industries, Inc.
Date: June 8, 2021	/s/ Johnny Forzani Johnny Forzani
President, Chief Financial Officer, Treasurer, Chief Financial Officer, Secretary (Principal Executive, Financial and Accounting Officer)

