Form 10-Q/A
period 2021-03-31
Forza Innovations Inc
filed 2021-09-16
CIK 1683131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q/A

Amendment No. 1

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

_________________

FORZA INNOVATIONS INC.

_________________

Wyoming	000-56131	30-0852686
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

30 Forzani Way NW, Calgary, Alberta T3Z 1L5

(Address of Principal Executive Offices) (Zip Code)

(702) 205-2064
(Registrant’s telephone number, including area code)

Genesys Industries, Inc.

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

Explanatory Paragraph

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, which the Registrant previously filed with the Securities and Exchange Commission (the “Commission”) on June 8, 2021. The Registrant is filing this Amendment to include the loan payable to Twiga Capital Partners, LLC. The loan was mistakenly removed as it was thought to have been included in the assets and liabilities that were spun out of the Registrant prior to the change of control. This loan is still a liability of the Registrant.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified. Other events occurring after the filing of the Form 10-Q/A or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Commission subsequent to the filing of this Form 10-Q/A.

2

FORZA INNOVATIONS INC.

(formerly Genesys Industries, Inc)

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORZA INNOVATIONS INC.

(formerly Genesys Industries, Inc)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

4

FORZA INNOVATIONS INC.

(formerly Genesys Industries, Inc)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	June 30, 2020
ASSETS	(Unaudited)/(Restated)
Current assets:
Cash	$76	$-
Assets of discontinued operations	-	261,254
Total current assets	76	261,254

Machinery and equipment, net	135,135	-
Assets of discontinued operations	-	586,984
Total Assets	$135,211	$848,238

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$35,000	$-
Accrued interest	40,683	15,000
Convertible note payable, net of discount of $0 and $12,500, respectively	150,000	137,500
Loan Payable	122,729	-
Due to related party	9,440	-
Liabilities of discontinued operations	-	274,348
Total current liabilities	357,852	426,848
Long term liabilities:
Liabilities of discontinued operations	-	360,980
Total liabilities	357,852	787,828

Commitments and contingencies	—	—

Stockholders' equity (deficit):
Class B Preferred stock, $0.001 par value, 25,000,000 shares authorized, 10,000,000 and 10,000,000 issued and outstanding, respectively	10,000	10,000
Common stock, $0.001 par value, 100,000,000 shares authorized; 28,100,000 and 18,100,000 shares issued and outstanding, respectively	28,100	18,100
Additional paid-in capital	3,173,900	383,900
Accumulated deficit	(3,434,641)	(351,590)
Total stockholders' (deficit) equity	(222,641)	60,410
Total Liabilities and Stockholders' Equity	$135,211	$848,238

The accompanying notes are an integral part of these unaudited restated condensed consolidated financial statements.

FORZA INNOVATIONS INC.

(formerly Genesys Industries, Inc)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2021	2020	2021	2020
	(Restated)		(Restated)
Operating Expenses:
General & administrative expenses	$10,964	$6,300	$10,964	$27,605
Total operating expenses	10,964	6,300	10,964	27,605

Loss from operations	(10,964)	(6,300)	(10,964)	(27,605)

Other expense:
Interest expense	(3,781)	—	(15,125)	—
Debt discount amortization	—	—	(12,500)	—
Loss on asset acquisition – related party	(2,704,865)	—	(2,704,865)	—
Loss on disposition of assets and liabilities	(365,019)	—	(365,019)	—
Total other expense	(3,073,665)	—	(3,097,509)	—

Loss before income taxes	(3,084,629)	(6,300)	(3,108,473)	(27,605)

Provision for income taxes	—	—	—	—

Net loss from continuing operations	(3,084,629)	(6,300)	(3,108,473)	(27,605)
Net income (loss) from discontinued operations	8,713	(129,232)	25,422	(144,817)
Net Loss	$(3,075,916)	$(135,532)	$(3,083,051)	$(172,422)

Net Loss Per Common Share, basic & diluted from continuing operations	$(0.11)	$(0.0)	$(0.14)	$(0.00)
Net Income (Loss) Per Common Share, basic & diluted from discontinued operations	$0.00	$(0.01)	$0.00	$(0.01)
Net Loss Per Common Share, basic & diluted	$(0.11)	$(0.01)	$(0.14)	$(0.01)

Weighted Common Shares Outstanding, basic & diluted	27,988,889	18,100,000	21,348,175	17,870,000

The accompanying notes are an integral part of these unaudited restated condensed consolidated financial statements.

FORZA INNOVATIONS INC.

(formerly Genesys Industries, Inc)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2020 AND 2021

(Unaudited)

	Common Shares	Common Stock	Preferred Shares	Preferred	Common Stock to be Issued	Paid in Capital	Accumulated Deficit	Total
Balance, June 30, 2019	17,870,000	$17,870	10,000,000	$10,000	$—	$101,130	$(30,582)	$98,418
Common stock issued for services	130,000	130	—	—	—	12,870	—	13,000
Net income	—	—	—	—	—	—	7,481	7,481
Balance, September 30, 2019	18,000,000	18,000	10,000,000	10,000	—	114,000	(23,101)	118,899
Common stock issued for services	100,000	100	—	—	—	69,900	—	70,000
Net income	—	—	—	—	—	—	(44,371)	(44,371)
Balance, December 31, 2019	18,100,000	18,100	10,000,000	10,000	—	183,900	(67,472)	144,528
Common stock issued for services	—	—	—	—	16,500	—	—	16,500
Beneficial conversion feature	—	—	—	—	—	200,000	—	200,000
Net loss		—	—	—	—	—	(135,532)	(135,532)
Balance, March 31, 2020	18,100,000	$18,100	10,000,000	$10,000	$16,500	$283,900	$(203,004)	$225,496

	Common Shares	Common Stock	Preferred Shares	Preferred	Paid in Capital	Accumulated Deficit	Total
Balance, June 30, 2020	18,100,000	$18,100	10,000,000	$10,000	$383,900	$(351,590)	$60,410
Net loss	—	—	—	—	—	7,660	7,660
Balance, September 30, 2020	18,100,000	18,100	10,000,000	10,000	383,900	(343,930)	68,070
Net loss	—	—	—	—	—	(14,795)	(14,795)
Balance, December 31, 2020	18,100,000	18,100	10,000,000	10,000	383,900	(358,725)	$53,275
Stock issued for asset acquisitions	10,000,000	10,000	—	—	2,790,000	—	2,800,000
Net loss (Restated)	—	—	—	—	—	(3,075,916)	(3,075,916)
Balance, March 31, 2021 (Restated)	28,100,000	$28,100	10,000,000	$10,000	$3,173,900	$(3,434,641)	$(222,641)

The accompanying notes are an integral part of these unaudited restated condensed consolidated financial statements.

FORZA INNOVATIONS INC.

(formerly Genesys Industries, Inc)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended March 31,
	2021	2020
	(Restated)
Cash flows from operating activities:
Net Income	$(3,108,473)	$(172,422)
Less: net (income) loss from discontinued operations	(25,422)	144,817
Adjustments to reconcile net income to net cash used in operating activities:
Debt discount amortization	12,500	—
Loss on asset acquisition – related party	2,704,865	—
Loss on disposition of assets and liabilities	365,019	—
Changes in operating assets and liabilities:
Accounts payable	35,000	—
Accrued interest	40,487	—
Operating cash flow from discontinued operations	55,801	69,941
Net cash provided by operating activities	79,777	42,336

Cash flows from investing activities:
Purchase of property and equipment	(40,000)	—
Investing cash flow from discontinued operations	(70,117)	(158,886)
Net cash used in investing activities	(110,117)	(158,886)

Cash flows from financing activities:
Advances from related party	9,440	—
Financing cash flow from discontinued operations	2,497	80,040
Net cash provided by financing activities	11,937	80,040

Net (decrease) increase in cash	(18,403)	39,893

Cash, beginning of period	174,879	170,206
Less: cash of discontinued operations, end of period	(156,400)	(210,099)
Cash, end of period	76	210,099
Cash of continuing operations at end of period	$76	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,203	$7,559
Cash paid for taxes	—	$—

Supplemental disclosure of non-cash transaction:
Common stock issued for assets	$95,135	$—

The accompanying notes are an integral part of these unaudited restated condensed consolidated financial statements.

FORZA INNOVATIONS INC.

(formerly Genesys Industries, Inc)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Forza Innovations Inc. (the “Company”), was incorporated on December 9, 2014 under the laws of the State of Florida. The Company was a diversified multi-industry manufacturer of complex metal components and products. We serve all general industrial markets such as Aerospace, Automotive, Commercial, Food Processing, Industrial, Maritime, Medical, Railroad, Oil and Gas, Packaging, Telecom, Textiles, Robotics, Space Travel, Transportation and many more. We are a vertically integrated precision CNC manufacturing and fabrication company with core emphasis on product design, engineering and precision manufacturing of complex components and products.

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

As of March 31, 2021, Forza Innovations has moved out of the precision CNC manufacturing and fabrication business and has moved into the health-tech wearable performance business.  The Company has acquired the ownership and rights to certain late developmental stage products, including the J4 Sport, J4 X and J4 Fitbelt.  These products are wearable back compression devices, used to relax, warmup, loosen, or relax stiff & sore muscles. The therapeutic application of heat causes a change in temperature of the soft tissues which decreases joint stiffness and relieves inflammation.

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

NOTE 6 - NOTE PAYABLE

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s former sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LOC bears interest at 5% per annum and is due on demand. On January 21, 2021, TCP assigned all of its rights, title and interest in the debt to Front Row Seating Inc. As of March 31, 2021 and June 30, 2020, the Company owed $122,729 and $122,729 of principal and $14,339 and $11,279 of accrued interest on the LOC, respectively.

NOTE 7 - STOCKHOLDERS’ EQUITY

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

NOTE  9 – DISCONTINUED OPERATIONS

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

FORZA INNOVATIONS INC.

(formerly Genesys Industries, Inc)

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

NOTE 10 – RESTATMENT

Per ASC 250-10 Accounting Changes and Error Corrections, the March 31, 2021 financial statements are being restated to include the loan payable to Twiga Capital Partners, LLC. The loan was mistakenly removed as it was thought to have been included in the assets and liabilities that were spun out of the Company prior to the change of control.

March 31, 2021

	As Reported	Adjusted	As Restated
Balance Sheet:
Cash	$76	$—	$76
Machinery and equipment, net	135,135	—	135,135
Total Assets	$135,211	$—	$135,211

Accounts payable	$35,000	$—	$35,000
Accrued interest	26,343	14,340	40,683
Convertible note payable	150,000	—	150,000
Loan Payable		122,729	122,729
Due to related party	9,440	—	9,440
Total current liabilities	220,783	137,069	357,852

Class B Preferred stock	10,000	—	10,000
Common stock, $	28,100	—	28,100
Additional paid-in capital	3,173,900	—	3,173,900
Accumulated deficit	(3,297,527)	(137,069)	(3,434,641)
Total stockholders' deficit	(85,572)	(137,069)	(222,641)

For the Nine Months Ended march 31, 2021

	As Reported	Adjustment	As Restated
General & administrative expenses	$10,964	$—	$10,964

Other expense:
Interest expense	(15,125)	—	(15,125)
Debt discount amortization	(12,500)	—	(12,500)
Loss on asset acquisition – related party	(2,704,865)	—	(2,704,865)
Loss on disposition of assets and liabilities	(227,950)	(137,069)	(365,019)
Total other expense	(2,960,440)	(137,069)	(3,097,509)

Net loss from continuing operations	(2,971,404)	(137,069)	(3,108,473)
Net income from discontinued operations	25,422		25,422
Net Loss	$(2,945,982)	$(137,069)	$(3,083,051)

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

Plan of Operations

As of March 31, 2021, Forza Innovations has moved out of the precision CNC manufacturing and fabrication business and has moved into the health-tech wearable performance business.  The Company has acquired the ownership and rights to certain late developmental stage products, including the J4 Sport, J4 X and J4 Fitbelt.  These products are wearable back compression devices, used to relax, warmup, loosen, or relax stiff & sore muscles.  The therapeutic application of heat causes a change in temperature of the soft tissues which decreases joint stiffness and relieves inflammation.

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

Other Income from Continuing Operations

During the three months ended March 31, 2021, we incurred $3,781 of interest expense, recognized a $365,019 loss on the disposition of assets and liabilities and a loss of $2,704,865 on the acquisition of assets from a related party.

Net Loss from Continuing Operations

Our net loss from continuing operations for the three months ended March 31, 2021 was $3,084,629 compared to $6,300 for the prior period.

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

Other Income from Continuing Operations

During the nine months ended March 31, 2021, we incurred $15,125 of interest expense, $12,500 of debt discount amortization, recognized a $365,019 loss on the disposition of assets and liabilities and a loss of $2,704,865 on the acquisition of assets from a related party.

Net Loss from Continuing Operations

Our net loss from continuing operations for the nine months ended March 31, 2021 was $3,108,473 compared to $27,605 for the prior period.

Liquidity and Capital Resources

As reflected in the accompanying unaudited financial statements, the Company has an accumulated deficit of $3,434,641 at March 31, 2021, and had a net loss from continuing operations of $3,108,473 for the nine months ended March 31, 2021.

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

Forza Innovations, Inc.

Date: September 16, 2021	/s/ Johnny Forzani
Johnny Forzani
President, Chief Financial Officer, Treasurer, Chief Financial Officer, Secretary (Principal Executive, Financial and Accounting Officer)

