Form 10-K
period 2021-06-30
Forza Innovations Inc
filed 2021-10-12
CIK 1683131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

_________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

FORZA INNOVATIONS, INC.

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

Yes ☐    No ☒

As of December 31, 2020, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $317,466.35 based on the closing price of $0.0275 of the registrant’s common stock.  The calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant.  This determination of affiliate status is not a determination for other purposes.

As of October 7, 2021, there were 281,544,231 shares of common stock outstanding.

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

As at June 30, 2021, the Company is in the health-tech wearable performance business. The Company has acquired the ownership and rights to certain late developmental stage products, including the WarmUp product line which is comprised of the J4 Sport, J4 X and J4 Fitbelt. These products are wearable back compression devices, used to relax, warmup, loosen, or relax stiff & sore muscles. The therapeutic application of heat causes a change in temperature of the soft tissues which decreases joint stiffness and relieves inflammation.

Products and Services

As at June 30, 2021, the Company has developed the WarmUp series product line designed as WarmUp. It is a cutting edge, innovative, wearable back compression device, used to relax, WarmUp, loosen, or relax stiff & sore muscles. The therapeutic application of heat causes a change in temperature of the soft tissues which decreases joint stiffness and relieves inflammation. When combined with the strategic placement of our medical grade support ribs & ergonomic design, WarmUp’s Thermal Therapy is unmatched. Warmup was originally designed to help aid marquee Pro Athletes perform at their best. However, the “WarmUp Series” will be for everyone. Ideal for a chilly day on the links, Ski/Snowboarding, Hunter/Fishers, Outdoor work force, Medical, Military, & everything in between!

The product line utilizes a low-cost technology that has multi-functional use servicing all kinds of people, ranging from marquee pro athletes. WarmUp is a low cost, yet highly efficient, multi-use heating technology. WarmUp uses next gen, carbon micro fibers combined with powerful, safe rechargeable Lithium Batteries.

The cutting-edge, technical, innovative, and wearable back compression devices are used to warmup, loosen, or relax stiff and sore muscles. Our technology is designed to maximize the benefits of strategically applying heat to your target areas of pain, providing fast relief.

Our WarmUp product line currently consists of the following three products:

J4 Core

The Original. Sleek ergonomic design that you can wear while playing, recovering, or performing daily activities at work, home or on the road.

J4 Sport

1 of 1 Dual Zone Patent Pending Heating Tech. Undergoing Class 1 Medical Device Evaluation From FDA.

Ideal for patients with Chronic Back Pain Conditions such as Arthritis, Osteoporosis, Fibromyalgia, & Ligament strains.

J4 X

Fitbelt is an innovative, high intensity, core toning wearable. Powered by a new EMS nano tech unfamiliar to all current products on the market. FitBelt has dual functionality, so the user can choose to target both the abdominal and lower back muscles or just one of the muscle groups.

Built-in LED interface with pre-programed settings that targets specific muscle types by adjusting the frequencies, which can all be controlled via Bluetooth through your phone.

Whether looking for a tool to boost your fitness and strength or recover from an injury quickly, electric muscle stimulation (EMS) can help you achieve your goal.

Sales & Marketing

As at June 30, 2021, the Company is actively working with current and former professional athletes who are not only using the product, but investing its future success. It is no secret that athlete endorsement is both tried and tested marketing strategy to appeal to the masses. Our athlete ambassadors and investors will actively leverage their social media profiles to promote the product Online. With tens of millions combined followers between them, the opportunities for exponential growth are pronounced.

Customers

As at June 30, 2021 we are in developmental stages and do not have any customers.

Competition

The Company faces competition in the health-tech wearable performance business markets. Most of its competitors are larger and have greater financial resources. The Company competes on the basis of price, technological expertise, manufacturing know-how and the quality of its products.

Some of our closest competitors are as follows: Venom by Hyperice, Powerdot 2.0, Comped Waist Trainer and SlenderTone Waist Trainer.

The Company faces direct competition from companies with far greater financial, technological, manufacturing and personnel resources. Competition is primarily based on product quality, service, timely delivery, and price.

Research and Development; Intellectual Property

As at June 30, 2021, the Company is developing proprietary technologies that will give it an edge in competing with its competitors. We are in the process of filing patents to protect our IP. File utility, design, full spectrum patents on the created IP. The Company will also register product as Medical Device so patients with chronic pain can get the product free through insurance.

Suppliers

As at June 30, 2021, the company currently has developed beta samples in China that have patentable IP. Our V1 base version is manufacture/retail ready.

Employees

As at June 30, 2021, we had 1 employee, our sole officer.

Foreign and Domestic Operations and Export Sales

As at June 30, 2021, the Company has no operations or any significant sales in any foreign country.

Government Regulation

The Company’s operations are subject to certain foreign, federal, state and local regulatory requirements relating to, among others, environmental, waste management, labor and health and safety matters. As at June 30, 2021, management believes that the Company’s business is operated in material compliance with all such regulations.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

As of June 30, 2021, our office was located at 30 Forzani Way NW, Calgary, Alberta T3Z 1L5. An affiliate makes this space available to the Company at zero cost for lease on a month to month basis. There is no written agreement documenting this arrangement. We believe this space is adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock is not traded on any exchange.  Our common stock is quoted on the OTC Markets, under the trading symbol “FORZ”.  The market for our stock is highly volatile.  We cannot assure you that there will be a market in the future for our common stock.  OTC Markets securities are not listed and traded on the floor of an organized national or regional stock exchange.  Instead, they are securities transactions are conducted through a telephone and computer network connecting dealers in stocks.

Our common stock became eligible for trading on the OTC Markets on June 19, 2017, although it did not start trading until October 17, 2019. We executed a 10 for 1 forward split of our common stock that went effective June 17, 2021. The following table shows the high and low prices of our common shares on the OTC Markets or each quarter within the two most recent fiscal years.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Year Ending June 2021	HIGH	LOW
Quarter Ending September 30, 2020	$0.035	$0.003
Quarter Ending December 31, 2020	$0.05	$0.003
Quarter Ending March 31, 2021	$0.70	$0.014
Quarter Ending June 30, 2021	$4.82	$0.11

Fiscal Year Ending June 2020	HIGH	LOW
Quarter Ending September 30, 2019	—	—
Quarter Ending December 31, 2019	$0.102	$0.047
Quarter Ending March 31, 2020	$0.077	$0.005
Quarter Ending June 30, 2020	$0.045	$0.007

HOLDERS

The approximate number of registered stockholders of record as of June 30, 2021 is 19.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

As at June 30, 2021, the Company is in the health-tech wearable performance business. The Company has acquired the ownership and rights to certain late developmental stage products, including the J4 Sport, J4 X and J4 Fitbelt. These products are wearable back compression devices, used to relax, warmup, loosen, or relax stiff & sore muscles. The therapeutic application of heat causes a change in temperature of the soft tissues which decreases joint stiffness and relieves inflammation.

Results of Operation for the Year Ended June 30, 2021 Compared to the Year Ended June 30, 2020

Revenues and Cost of Revenue

Due to the termination of our CNC manufacturing and fabrication business, we did not have any revenue or cost of revenue from continuing operations for the years ended June 30, 2021 and 2020.

Operating Expenses from Continuing Operations

Operating expenses from continuing operations for the years ended June 30, 2021 and 2020, consisted of general and administrative expenses of $60,165 and $33,255, respectively, General and administrative expenses consisted primarily of accounting and audit fees. During the year ended June 30, 2021, we incurred $21,200 of audit fees, $8,100 for accounting and $1,500 for legal. We also had $10,931 of depreciation and amortization expense and $14,437 of miscellaneous general and administrative expense. In the prior year operating expenses from continuing operations consisted of mostly of accounting and audit expense.

Other Income from Continuing Operations

During the year ended June 30, 2021, we incurred $26,033 of interest expense, $12,500 of debt discount amortization, recognized a $365,019 loss on the disposition of assets and liabilities and a loss of $2,704,865 on the acquisition of assets from a related party. During the year ended June 30, 2020, we incurred $5,484 of interest expense, $137,500 of debt discount amortization, recognized a $40,000 loss on the issuance of common stock and a loss of $75,000 on the issuance of convertible debt.

Net Loss from Continuing Operations

Our net loss from continuing operations for the years ended June 30, 2021 was $3,168,582 compared to $291,239 for the year. The large increase in our net loss in mainly due to the loss on asset acquisition and the loss on the disposition of the assets and liabilities.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $3,494,730 at June 30, 2021, and had a net loss from continuing operations of $3,168,582 for year ended June 30, 2021.

For the year ended June 30, 2021, we netted $66,297 of cash from operating activities, compared to $21,613 for the year ended June 30, 2020.

Net cash used in investing activities for the year ended June 30, 2021 and 2020 was $110,117 and $256,227, respectively, for the purchase of property and equipment.

Net cash received from financing activities for the year ended June 30, 2021 was $57,497 compared to $239,288 provided by financing activities in the prior period.

On January 2, 2020, the Company executed a 10% convertible promissory note in which it agreed to borrow up to $300,000. The note is convertible at a price per share equal to the lower of (a) the Fixed Conversion Price (which is fixed at a price equal to $0.30); or (b) 80% of the lowest trading price of the Company’s common stock during the 5 consecutive trading days prior to the date on which lender elects to convert all or part of the Note. The initial deposit of $125,000 was made on January 15, 2020 and included a $25,000 OID. As of June 30, 2021, there is $150,000 and $40,250 of principal and interest due on this loan, respectively.

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s former sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LOC bears interest at 5% per annum and is due on demand. On January 21, 2021, TCP assigned all of its rights, title and interest in the debt to Front Row Seating Inc. As of June 30, 2021 the Company owes $122,729 of principal and $17,339 of accrued interest on the LOC.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2021 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the year ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors and officers are appointed by our board of directors and serve at the discretion of the board, subject to applicable employment agreements. The following table sets forth information regarding our executive officers and the members of our board of directors.

Name	Age	Position
Johnny Forzani	33	President, CEO, Treasurer, CFO, Secretary and Director
Tom Forzani	70	Director
Geoff Stanbury	70	Director

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

Mr. Forzani has been the founder of G-Tech Apparel USA Inc. and G-Tech Apparel Canada Inc since 2014. From, 2014 to 2020, Mr. Forzani acted as CEO and CTO of both companies. He has been our President, CEO, Treasurer, CFO, Secretary and a Director since January 21, 2021.

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

Board Committees

As at June 30, 2021, the Company did not currently maintain a board of directors that is composed of a majority of “independent” directors. The Company does not expect to initially appoint an audit committee, nominating committee and/or compensation committee, or to adopt charters relative to each such committees.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, or paid to our chief executive officer and the most highly-compensated executive officers (other than the chief executive officer) who were serving as executive officers as of June 30, 2021 for services rendered in all capacities to us for the fiscal years ended June 30, 2021, 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Johnny Forzani	2021	0	0	0	0	0	0	0
CEO, CFO, Director	2020	0	0	0	0	0	0	0
	2019	0	0	0	0	0	0	0
Tom Forzani	2021	0	0	0	0	0	0	0
Director	2020	0	0	0	0	0	0	0
	2019	0	0	0	0	0	0	0
Geoff Stanbury	2021	0	0	0	0	0	0	0
Director	2020	0	0	0	0	0	0	0
	2019	0	0	0	0	0	0	0

Employment and Consulting Agreements

None

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes, for each of the named executive officers, the number of shares of common stock underlying outstanding stock options held as of June 30, 2021.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($) [1]	Option expiration date
Johnny Forzani	0	0	$0	None
Tom Forzani	0	0	$0	None
Geoff Stanbury	0	0	$0	None

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of June 30, 2021 by:

•	each of our stockholders who is known by us to beneficially own 5% or more of our common stock;

•	each of our executive officers;

•	each of our directors; and

•	all of our directors and current executive officers as a group.

Beneficial ownership is determined based on the rules and regulations of the Commission. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. Applicable percentage ownership in the following table is based on the total of 18,100,000 shares of common stock outstanding as of June 30, 2021. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that are subject to options or warrants held by that person and exercisable as of, or within 60 days of, June 30, 2021. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each person named in the table has sole voting and dispositive power with respect to the shares of common stock set forth opposite that person’s name. Unless indicated below, the address of each individual listed below is c/o Forza Innovations, Inc. 30 Forzani Way NW, Calgary, Alberta T3Z 1L5.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Johnny Forzani	270,000,000	95.9%
Tom Forzani
Geoff Stanbury
All Officers and Directors (1)	270,000,000	95.9%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BF Borgers CPA PC served as our independent registered public accounting firm for the 2021 fiscal year and Michael Gillespie & Associates, PLLC served as our independent registered public accounting firm for the 2020 fiscal year.  The following table shows the fees that were billed for the audit and other services provided by these firms for 2021 and 2020 fiscal years.

	2021	2020
Audit Fees	$21,200	$22,850
Audit-Related Fees	$-0-	$-0-
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-
Total	$21,200	$22,850

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

(a)(3) Exhibits.

The exhibits listed below are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant (1)
3.2	Articles of Amendment (1)
3.3	Bylaws of the Registrant (1)
10.1	Form of Share Lock Up Period (1)
23.1	Consent of PCAOB registered Audit Firm
31.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

Forza Innovations, Inc.

Date: October 8, 2021	By: /s/ Johnny Forzani
Johnny Forzani
President, Chief Financial Officer, Treasurer, Chief Financial Officer, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Johnny Forzani	President, Chief Financial Officer, Treasurer, Chief Financial Officer, Secretary, Director	October 8, 2021
Johnny Forzani

/s/ Tom Forzani	Director	October 8, 2021
Tom Forzani

/s/ Geoff Stanbury	Director	October 8, 2021
Geoff Stanbury

FORZA INNOVATIONS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Forza Innovations, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Forza Innovations, Inc. (the "Company") as of June 30, 2021, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

October 8, 2021

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders & Board of Directors

Genesys Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Genesys Industries, Inc. as of June 30, 2020 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the period ended June 30, 2020. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and the results of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

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

Seattle, Washington

April 26, 2021

FORZA INNOVATIONS INC.

(formerly Genesys Industries, Inc)

BALANCE SHEETS

	June 30, 2021	June 30, 2020
ASSETS
Current assets:
Cash	$13,677	$—
Assets of discontinued operations	—	261,254
Total current assets	13,677	261,254
Machinery and equipment, net	108,954	—
Website, net	15,250	—
Assets of discontinued operations	—	586,984
Total Assets	$137,881	$848,238

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$35,400	$—
Accrued interest	57,649	15,000
Convertible note payable, net of discount of $0 and $12,500, respectively	150,000	137,500
Loan Payable	122,729	—
Due to related party	54,833	—
Liabilities of discontinued operations	—	274,348
Total current liabilities	420,611	426,848
Long term liabilities:
Liabilities of discontinued operations	—	360,980
Total liabilities	420,611	787,828

Commitments and contingencies	—	—

Stockholders' equity (deficit):
Class B Preferred stock, $0.001 par value, 25,000,000 shares authorized, 10,000,000 and 10,000,000 issued and outstanding, respectively	10,000	10,000
Common stock, $0.001 par value, 100,000,000 shares authorized; 28,100,000 and 18,100,000 shares issued and outstanding, respectively	28,100	18,100
Additional paid-in capital	3,173,900	383,900
Accumulated deficit	(3,494,730)	(351,590)
Total stockholders' (deficit) equity	(282,730)	60,410
Total Liabilities and Stockholders' Equity	$137,881	$848,238

The accompanying notes are an integral part of these financial statements.

FORZA INNOVATIONS INC.

(formerly Genesys Industries, Inc)

STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2021	2020
Operating Expenses:
General & administrative expenses	$60,165	$33,255
Total operating expenses	60,165	33,255
Loss from operations	(60,165)	(33,255)

Other expense:
Interest expense	(26,033)	(5,484)
Debt discount amortization	(12,500)	(137,500)
Loss on issuance of common stock	—	(40,000)
Loss on issuance of convertible debt	—	(75,000)
Loss on asset acquisition – related party	(2,704,865)	—
Loss on disposition of assets and liabilities	(365,019)	—
Total other expense	(3,108,417)	(257,984)

Loss before income taxes	(3,168,582)	(291,239)
Provision for income taxes	—	—
Net loss from continuing operations	(3,168,582)	(291,239)
Net income (loss) from discontinued operations	25,442	(29,769)
Net Loss	$(3,143,140)	$(321,008)
Net loss per common share, basic & diluted from continuing operations	$(0.14)	$(0.02)
Net income (loss) per common share, basic & diluted from discontinued operations	$0.00	$(0.00)
Net Loss Per Common Share, basic & diluted	$(0.14)	$(0.02)
Weighted Common Shares Outstanding, basic & diluted	23,031,507	18,033,808

The accompanying notes are an integral part of these financial statements.

FORZA INNOVATIONS INC.

(formerly Genesys Industries, Inc)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

	Common Shares	Common Stock	Preferred Shares	Preferred	Paid in Capital	Accumulated Deficit	Total
Balance, June 30, 2019	17,870,000	$17,870	10,000,000	$10,000	$101,130	$(30,582)	$98,418
Common stock issued for services	230,000	230	—	—	82,770	—	83,000
Beneficial conversion feature	—	—	—	—	200,000	—	200,000
Net loss	—	—	—	—	—	(321,008)	(321,008)
Balance, June 30, 2020	18,100,000	18,100	10,000,000	10,000	383,900	(351,590)	60,410
Stock issued for asset acquisitions	10,000,000	10,000	—	—	2,790,000	—	2,800,000
Net loss	—	—	—	—	—	(3,143,140)	(3,143,140)
Balance, June 30, 2021	28,100,000	$28,100	10,000,000	$10,000	$3,173,900	$(3,494,730)	$(282,730)

The accompanying notes are an integral part of these financial statements.

FORZA INNOVATIONS INC.

(formerly Genesys Industries, Inc)

STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2021	2020
Cash flows from operating activities:
Net Income	$(3,168,582)	$(291,239)
Less: net (income) loss from discontinued operations	25,422	(29,769)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,931	—
Debt discount amortization	12,500	137,500
Loss on issuance of common stock	—	40,000
Loss on issuance of convertible debt	—	75,000
Debt discount amortization	12,500	—
Loss on asset acquisition – related party	2,704,865	—
Loss on disposition of assets and liabilities	365,019	—
Changes in operating assets and liabilities:
Accounts payable	35,400	—
Accrued interest	44,915	5,484
Operating cash flow from discontinued operations	23,327	84,637
Net cash provided by operating activities	66,297	21,613

Cash flows from investing activities:
Purchase of property and equipment	(22,000)	—
Purchase of website	(18,000)	—
Investing cash flow from discontinued operations	(70,117)	(256,227)
Net cash used in investing activities	(110,117)	(256,227)

Cash flows from financing activities:
Advances from related party	54,833	20,660
Proceeds from convertible dent		125,000
Financing cash flow from discontinued operations	2,664	93,628
Net cash provided by financing activities	57,497	239,288
Net increase in cash	13,677	4,674

Cash, beginning of period	—	170,205
Less: cash of discontinued operations, end of period	—	(174,879)
Cash of continuing operations at end of period	$13,677	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

FORZA INNOVATIONS INC.

(formerly Genesys Industries, Inc)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, Forza Innovations has moved out of the precision CNC manufacturing and fabrication business and has moved into the health-tech wearable performance business.  The Company has acquired the ownership and rights to certain late developmental stage products, including the J4 Sport, J4 X and J4 Fitbelt.  These products are wearable back compression devices, used to relax, warmup, loosen, or relax stiff & sore muscles. The therapeutic application of heat causes a change in temperature of the soft tissues which decreases joint stiffness and relieves inflammation.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the year ended June 30, 2021 or 2020.

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

Stock-based Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 allows companies to account for nonemployee awards in the same manner as employee awards. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. We adopted this ASU on January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on our consolidated financial statements.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2021.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of June 30, 2021 or 2021.

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

The Company’s diluted loss per share is the same as the basic loss per share for the years ended June 30, 2021 and 2020, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As of June 30, 2021, the Company has an accumulated deficit of $3,494,730 ($3,069,884 of which is from the FY 2021 loss on the asset acquisition and disposition of assets).

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

Property, Plant and equipment stated at cost, less accumulated depreciation for continuing operations consisted of the following:

	June 30, 2021	June 30, 2020
Leasehold Improvements	$—	$—
Machinery and Equipment	117,135	—
Real Property & Plant	—	—
Less: accumulated depreciation	8,118	—
Fixed assets, net	$109,017	$—

Depreciation expense

Depreciation expense for the years ended June 30, 2021 and 2020 was $8,118 and $7,164, respectively.

Our capitalized software cost, less accumulated amortization consisted of the following:

June 30, 2021
Software	$18,000
Less: accumulated depreciation	2,750
Software, net	$15,250

Amortization expense

Amortization expense for the years ended June 30, 2021 and 2020 was $2,750 and $0, respectively.

NOTE 5 – CONVERTIBLE DEBT

On January 2, 2020, the Company executed a 10% convertible promissory note in which it agreed to borrow up to $300,000. The note is convertible at a price per share equal to the lower of (a) the Fixed Conversion Price (which is fixed at a price equal to $0.30); or (b) 80% of the lowest trading price of the Company’s common stock during the 5 consecutive trading days prior to the date on which lender elects to convert all or part of the Note. The initial deposit of $125,000 was made on January 15, 2020 and included a $25,000 OID. As required by ASC 470-20-30-6 the Company recognized and measured the embedded beneficial conversion feature at the commitment date of $200,000 which was credited to paid in capital, a $150,000 debt discount and a $75,000 loss on the issuance of convertible debt. As of June 30, 2021, all of the debt discount has been amortized to interest expense. As of June 30, 2021, there is $150,000 and $40,250 of principal and interest due on this loan, respectively.

NOTE 6 - NOTE PAYABLE

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s former sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LOC bears interest at 5% per annum and is due on demand. On January 21, 2021, TCP assigned all of its rights, title and interest in the debt to Front Row Seating Inc. As of June 30, 2021 and 2020, the Company owed $122,729 and $122,729 of principal and $17,339 and $11,279 of accrued interest on the LOC, respectively.

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

During the year ended June 30, 2021, Mr. Forzani advanced the Company $54,833, for general operating expenses, the advance is non-interest bearing and due on demand.

NOTE 9 – DISCONTINUED OPERATIONS

On January 21, 2021, Shefali Vibhakar, President of the Company closed a Share Purchase Agreement (the “Agreement”) that she entered into with Johnny Forzani to sell all of her 17,000,000 common shares and 10,000,000 preferred shares to Johnny Forzani for cash consideration of $177,000.

Further, as part of the Agreement, Ms. Vibhakar agrees to spin out all of the Company’s assets (except for certain machinery valued at $40,000 – which is subject to a separate purchase agreement) as well as all of the Company’s liabilities (except the Company’s note with Tangiers Capital, LLC and Twiga Capital). The value date of the assets and liabilities will be January 21, 2021.

In accordance with the provisions of ASC 205-20, Presentation of Financial Statements, we have separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets. The assets and liabilities have been reflected as discontinued operations in the balance sheets as of June 30, 2021 and 2020, and consist of the following:

	June 30, 2021	June 30, 2020
Current Assets of Discontinued Operations:
Cash	$-	$174,879
Accounts receivable	-	86,375
Total Current Assets of Discontinued Operations:	-	261,254
Machinery and equipment, net	-	360,431
Real property & plant, net	-	226,553
Total Non-Current Assets of Discontinued Operations:	$-	$586,984
Current Liabilities of Discontinued Operations:
Accounts payable and accrued liabilities	$-	$48,868
Accrued interest, related party	-	11,279
Accrued compensation	-	6,548
Lines of credit	-	37,547
Loans payable	-	47,377
Due to related party	-	122,729
Total Current Liabilities of Discontinued Operations	-	274,348

Non-Current Liabilities of Discontinued Operations:
Line of credit	-	70,246
Loans payable	-	290,734
Total Non-Current Liabilities of Discontinued Operations	$-	$360,980

In accordance with the provisions of ASC 205-20, Presentation of Financial Statements, we have separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets. The income and expenses have been reflected as discontinued operations in the consolidated Statements of Operations for the years ended June 30, 2021 and 2020, and consist of the following:

	For the Years Ended June 30,
	2021	2020
Revenue	$381,472	$605,433
Cost of revenue	269,638	398,385
Gross Margin	111,834	207,048
Operating Expenses:
Professional fees	—	3,800
Payroll expense	32,676	82,113
General & administrative expenses	37,882	112,550
Total operating expenses	70,558	198,463

Income from operations	41,276	8,585

Total other expense	(15,854)	(38,354)

Net income (loss) from discontinued operations	$25,442	$(29,769)

NOTE 10 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used for the fiscal year ended June 30, 2021 and 2020.

Net deferred tax assets consist of the following components as of June 30:

	2021	2020
Deferred Tax Assets:
NOL Carryover	$732,000	$73,800
Deferred tax liabilities:
Less valuation allowance	(732,000)	$(73,800)
Net deferred tax assets	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended June 30, due to the following:

	2021	2020
Federal income tax benefit attributable to:
Current operations	$(658,000)	$(67,400)
Less: Valuation allowance	658,000	67,400
Net provision for Federal income taxes	$—	$—

At June 30, 2021, the Company had net operating loss carry forwards of approximately $732,000 that may be offset against future taxable income from the year 2022 to 2040. No tax benefit has been reported in the June 30, 2021 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

