Form 10-Q
period 2021-09-30
Forza Innovations Inc
filed 2021-11-15
CIK 1683131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

or

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

Large accelerated filer☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 12, 2021, the issuer had 291,644,231 shares of its common stock issued and outstanding.

1

FORZA INNOVATIONS INC.

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORZA INNOVATIONS INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Condensed Consolidated Balance Sheets as of September 30, 2021 and June 30, 2020 (Unaudited)	4
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (Unaudited)
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and 2020 (Unaudited)
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (Unaudited)
Notes to the Condensed Consolidated Financial Statements (Unaudited)	8

FORZA INNOVATIONS INC.

(formerly Genesys Industries, Inc)

BALANCE SHEETS

	September 30, 2021	June 30, 2021
ASSETS	(Unaudited)
Current assets:
Cash	$5,375	$13,677
Assets of discontinued operations	—	—
Total current assets	5,375	13,677

Machinery and equipment, net	102,427	108,954
Website, net	13,750	15,250
Assets of discontinued operations	—	—
Total Assets	$121,552	$137,881

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$96,335	$35,400
Accrued interest	66,001	57,649
Convertible note payable, net of discount of $0 and $12,500, respectively	120,000	150,000
Loan Payable	22,729	122,729
Due to related party	55,929	54,833
Total current liabilities	360,994	420,611

Total liabilities	360,994	420,611

Commitments and contingencies	—	—

Stockholders' deficit:
Class B Preferred stock, $0.001 par value, 25,000,000 shares authorized, 10,000,000 issued and outstanding	10,000	10,000
Common stock, $0.001 par value, 700,000,000 shares authorized; 281,544,231 and 281,000,000 shares issued and outstanding, respectively	281,544	281,000
Common stock to be issued	100,000	—
Additional paid-in capital	3,825,006	2,921,000
Accumulated deficit	(4,455,992)	(3,494,730)
Total stockholders' (deficit) equity	(239,442)	(282,730)
Total Liabilities and Stockholders' Equity	$121,552	$137,881

The accompanying notes are an integral part of these unaudited financial statements.

FORZA INNOVATIONS INC.

(formerly Genesys Industries, Inc)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,
	2021		2020
Operating Expenses:	$		$
General & administrative expenses		98,360		—
Stock based compensation		854,550		—
Total operating expenses		952,910		—

Loss from operations		(952,910)		—

Other expense:
Interest expense		(8,352)		(1,530)
Debt discount amortization		—		(12,500)
Total other expense		(8,352)		(14,030)

Loss before income taxes		(961,262)		(14,030)

Provision for income taxes		—		—

Net loss from continuing operations		(961,262)		(14,030)
Net income from discontinued operations		—		21,690
Net (Loss) Income		$(961,262)		$7,660

Net loss per common share, basic & diluted from continuing operations		$(0.00)		$(0.00)
Net income per common share, basic & diluted from discontinued operations		$—		$0.00
Net Loss Per Common Share, basic & diluted		$(0.00)		$(0.00)

Weighted Common Shares Outstanding, basic & diluted		281,234,197		181,000,000

The accompanying notes are an integral part of these unaudited financial statements.

FORZA INNOVATIONS INC. (formerly Genesys Industries, Inc)

STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE

THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Common Shares	Common Stock	Preferred	Preferred	Paid in Capital	Accumulated Deficit	Total
			Shares
Balance, June 30, 2020	18,10,00,000	$1,81,000	1,00,00,000	$10,000	$2,21,000	$(351,590)	$60,410
Net loss	—	—	—	—	—	7,660	7,660
Balance, September 30, 2020	18,10,00,000	$1,81,000	1,00,00,000	$10,000	$2,21,000	$(343,930)	$68,070

	Common Shares	Common Stock	Preferred Shares	Preferred	Paid in Capital	Common stock to be Issued	Accumulated Deficit	Total
Balance, June 30, 2021	281,000,000	$281,000	10,000,000	$10,000	$2,921,000	$—	$(3,494,730)	$(282,730)
Shares issued for conversion of debt	144,231	144	—	—	29,856	100,000	—	130,000
Options exercised – related party	400,000	400			19,600	—	—	20,000
Fair value of options granted	—	—	—	—	854,550	—	—	854,550
Net loss	—	—	—	—	—	—	(961,262)	(961,262)
Balance, September 30, 2021	281,544,231	$281,544	10,000,000	$10,000	$3,825,006	$100,000	$(4,455,992)	$(239,442)

The accompanying notes are an integral part of these unaudited financial statements.

FORZA INNOVATIONS INC.

(formerly Genesys Industries, Inc)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended September 30,
	2021	2020

Cash flows from operating activities:
Net Loss from continuing operations	$(961,262)	$(14,030)
Less: income from discontinued operations	-	21,690
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,027	—
Debt discount amortization	—	12,500
Stock based compensation	854,550	—
Changes in operating assets and liabilities:
Accounts payable	60,935	—
Accrued interest	8,352	1,530
Operating cash flow from discontinued operations	—	9,589
Net cash (used) provided by operating activities	(29,398)	31,279

Cash flows from investing activities:
Investing cash flow from discontinued operations	—	(27,530)
Net cash used in investing activities	—	(27,530)

Cash flows from financing activities:
Advances from related party	21,096	—
Financing cash flow from discontinued operations	—	8,829
Net cash provided by financing activities	21,096	8,829

Net change in cash	(8,302)	12,578

Cash, beginning of period	13,677	174,879
Less: cash of discontinued operations, end of period	—	(187,457)
Cash of continuing operations at end of period	$5,375	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

FORZA INNOVATIONS INC.

(formerly Genesys Industries, Inc)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

On January 21, 2021, Shefali Vibhakar, President of the Company closed a Share Purchase Agreement (the “Agreement”) that she entered into with Johnny Forzani to sell all of her 170,000,000 common shares and 10,000,000 preferred shares to Johnny Forzani for cash consideration of $177,000.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2021 and for the related periods presented have been made. The results for the three months ended September 30, 2021 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, filed with the Securities and Exchange Commission

Use of estimates

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the three months ended September 30, 2021 or the year ended June 30, 2021.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As of September 30, 2021, the Company has an accumulated deficit of $4,455,992 ($3,069,884 of which is from the FY 2021 loss on the asset acquisition and disposition of assets).

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

Property, Plant and equipment stated at cost, less accumulated depreciation for continuing operations consisted of the following:

	September 30, 2021	June 30, 2021
Machinery and Equipment	$117,135	$117,135
Less: accumulated depreciation	14,708	8,118
Fixed assets, net	$102,427	$109,017

Depreciation expense

Depreciation expense for the three months ended September 30, 2021 and 2020 was $6,527 and $0, respectively.

Our capitalized software cost, less accumulated amortization consisted of the following:

September 30, 2021
Software	$18,000
Less: accumulated depreciation	2,750
Software, net	$15,250

Amortization expense

Amortization expense for the years ended September 30, 2021 and 2020 was $1,500 and $0, respectively.

NOTE 5 – CONVERTIBLE DEBT

On January 2, 2020, the Company executed a 10% convertible promissory note in which it agreed to borrow up to $300,000. The note is convertible at a price per share equal to the lower of (a) the Fixed Conversion Price (which is fixed at a price equal to $0.30); or (b) 80% of the lowest trading price of the Company’s common stock during the 5 consecutive trading days prior to the date on which lender elects to convert all or part of the Note. The initial deposit of $125,000 was made on January 15, 2020 and included a $25,000 OID. As required by ASC 470-20-30-6 the Company recognized and measured the embedded beneficial conversion feature at the commitment date of $200,000 which was credited to paid in capital, a $150,000 debt discount and a $75,000 loss on the issuance of convertible debt. As of September 30, 2021, all of the debt discount has been amortized to interest expense. On August 17, 2021, $30,000 of the note was converted into 144,231 shares of common stock per the terms of the agreement. As of September 30, 2021, there is $120,000 and $47,055 of principal and interest due on this loan, respectively.

NOTE 6 - NOTE PAYABLE

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s former sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LOC bears interest at 5% per annum and is due on demand. On January 21, 2021, TCP assigned all of its rights, title and interest in the debt to Front Row Seating Inc. On September 28, 2021, $100,000 of the note was converted into 10,000,000 shares of common stock. As of September 30, 2021, the shares have not been issued and are disclosed as common stock to be issued. As of September 30, 2021 and 2020, the Company owed $22,729 and $122,729 of principal and $18,946 and $11,279 of accrued interest, respectively.

NOTE 7 - STOCKHOLDERS’ EQUITY

On February 19, 2021, the Company filed a Definitive 14C in order to ratify the written consent received from one shareholder, holding 96.1% of our voting power to: (1) to amend the Company’s Articles of Incorporation, as amended (the “Articles”) to change our corporate name from Genesys Industries, Inc. to Forza Innovations Inc. (the “Name Change”); (2) to amend the Articles to increase the number of authorized shares of Class A Common Stock we may issue from 100,000,000 to 700,000,000 (the “Share Increase”); and, (3) to increase the number of the Company's total issued and outstanding shares of Class A Common Stock by conducting a forward stock split at the rate of 10 shares every 1 share currently issued and outstanding (the “Forward Split”).  All shares through these financial statements have been retroactively adjusted to reflect the forward split.

Common stock

During the quarter ended September 30, 2021, the Company issued 10,144,231 shares of common stock for for conversion of $130,000 of debt. As of September 30, 2021, 10,000,000 shares have not been issued and are disclosed as common stock to be issued of $100,000.

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

During the year ended June 30, 2021, Mr. Forzani advanced the Company $54,833, for general operating expenses, the advance is non-interest bearing and due on demand. During the three months ended September 30, 2021, Mr. Forzani advanced the Company an additional $21,096, for a total due as of September 30, 2021 of $55,929.

On August 23, 2021, Mr. Forzani exercised 400,000 of his options for $20,000.

NOTE 9 – STOCK OPTIONS

On August 3, 2021, the Company granted 1,000,000 options to Johnny Forzani, CEO, 250,000 options to Geoff Stanbury, director, and 250,000 options to Tom Forzani, Director. The options were issued pursuant the Company’s 2021 Equity Award Plan. The options are exercisable at $0.05, are immediately vested and expire in two years.

The aggregate fair value of the 1,500,000 options, totaled $854,550 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.05, 0.17% risk free rate, 704.9% volatility and expected life of the options of 2 years.

A summary of the status of the Company’s outstanding stock options and changes during the three months ended September 30, 2021 is presented below:

Stock Options	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at June 30, 2021	—	$—	—
Granted	1,500,000	0.05	—
Exercised	(400,000)	$—
Expired	—	$—
Options outstanding September 30, 2021	1,100,000	$0.05
Options exercisable at September 30, 2021	1,100,000	$0.05	$187,000

NOTE 10 – DISCONTINUED OPERATIONS

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

In accordance with the provisions of ASC 205-20, Presentation of Financial Statements, we have separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets. The income and expenses have been reflected as discontinued operations in the consolidated Statements of Operations for the three months ended September 30, 2020, and consist of the following:

For the Three Months Ended September 30, 2020
Revenue	$179,056
Cost of revenue	113,760
Gross Margin	65,296
Operating Expenses:
Payroll expense	15,068
General & administrative expenses	16,335
Total operating expenses	31,403

Income from operations	33,893

Total other expense	(12,203)

Net income	$21,690

NOTE 10 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it has no material subsequent events to disclose in these unaudited financial statements other than the following.

On October 20, 2021, the Company entered into a $3,000,000 equity line financing agreement (the “Investment Agreement”) with Tangiers Global, LLC (“Tangiers”), as well as a registration right agreement related thereto (the “Registration Rights Agreement”). The financing is over a maximum of 36 months. Pursuant to the Registration Rights Agreement, a maximum of 7,000,000 shares of our common stock that we may sell to Tangiers from time to time will be registered by us on Form S-1 with the Securities and Exchange Commission under the Securities Act of 1933, as amended, for this financing. We are required to use our best efforts to file the Registration Statement within 45 days of the date the Investment Agreement. Subject to the terms and conditions of the Investment Agreement, from time to time, the Company may, in its sole discretion, deliver a Put Notice to Tangiers which states the number of shares that the Company intends to sell to Tangiers on a closing date. The maximum amount of shares of Common Stock that the Company shall be entitled to put to Tangiers per any applicable Put Notice shall be an amount of shares up to or equal to 100% of the average of the daily trading volume of the Common Stock for the 10 consecutive Trading Days immediately prior to the applicable Put Notice Date (the “Put Amount”). The Put Amount has to be at least $5,000 and cannot exceed $300,000, as calculated by multiplying the Put Amount by the average daily VWAP for the 10 consecutive Trading Days immediately prior to the applicable Put Notice Date. The Purchase Price of the shares of our common stock that we may sell to Tangiers will be 80% of the lowest trading price of the Common Stock during the Pricing Period applicable to the Put Notice.

The Company is also required to issue Tangiers 25,000 shares of its Common Stock as a commitment fee which shall be issued and delivered to Investor within 5 Trading Days of the Execution Date. The issuance of the shares to Tangiers will be issued in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(a)(2) promulgated thereunder.

On October 26, 2021, Mr. Stanbury exercised 100,000 of his options for $5,000.

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

Plan of Operations

As of September 30, 2021, Genesys Industries has moved out of the precision CNC manufacturing and fabrication business and has moved into the health-tech wearable performance business.  The Company has acquired the ownership and rights to certain late developmental stage products, including the J4 Sport, J4 X and J4 Fitbelt.  These products are wearable back compression devices, used to relax, warmup, loosen, or relax stiff & sore muscles.  The therapeutic application of heat causes a change in temperature of the soft tissues which decreases joint stiffness and relieves inflammation.

Results of Operation for the Three Months Ended September 30, 2021 Compared to the September 30, 2020

Revenues and Cost of Revenue

Due to the termination of our CNC manufacturing and fabrication business, we did not have any revenue or cost of revenue from continuing operations for the three months ended September 30, 2021 and 2020.

Operating Expenses from Continuing Operations

Operating expenses from continuing operations for the three months ended September 30, 2021 and 2020, consisted of general and administrative expenses of $98,360 and $0, respectively, General and administrative expenses consisted primarily of accounting and audit fees. During the three months ended September 30, 2021, we incurred $62,900 of audit fees and $3,060 for legal. We also had $8,027 of depreciation and amortization, $20,000 for marketing and $4,372 of miscellaneous general and administrative expense. We had no operating expenses from continuing operations in the prior period.

In the current period we incurred an $854,550 non-cash expense for the issuance of stock options to our officers and directore.

Other Income from Continuing Operations

During the three months ended September 30, 2021, we incurred $8,352 of interest expense. During the three months ended September 30, 2020, we incurred $1,530 of interest expense, and $12,500 of debt discount amortization.

Net Loss from Continuing Operations

Our net loss from continuing operations for the three months ended September 30, 2021 was $961,262 compared to $14,030 for the prior period.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $4,455,992 at September 30, 2021, and had a net loss from continuing operations of $961,262for three months ended September 30, 2021.

For the three months ended September 30, 2021, we used $29,398 of cash in operating activities, compared to receiving $31,279 for the three months ended September 30, 2020.

We neither received or used any cash in investing activities from continuing operations for the three months ended September 30, 2021 or 2020.

Net cash received from financing activities for the three months ended September 30, 2021 was $21,096 compared to $0 provided by financing activities in the prior period.

On January 2, 2020, the Company executed a 10% convertible promissory note in which it agreed to borrow up to $300,000. The note is convertible at a price per share equal to the lower of (a) the Fixed Conversion Price (which is fixed at a price equal to $0.30); or (b) 80% of the lowest trading price of the Company’s common stock during the 5 consecutive trading days prior to the date on which lender elects to convert all or part of the Note. The initial deposit of $125,000 was made on January 15, 2020 and included a $25,000 OID. As required by ASC 470-20-30-6 the Company recognized and measured the embedded beneficial conversion feature at the commitment date of $200,000 which was credited to paid in capital, a $150,000 debt discount and a $75,000 loss on the issuance of convertible debt. As of September 30, 2021, all of the debt discount has been amortized to interest expense. On August 17, 2021, $30,000 of the note was converted into 144,231 shares of common stock per the terms of the agreement. As of September 30, 2021, there is $120,000 and $47,055 of principal and interest due on this loan, respectively.

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s former sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LOC bears interest at 5% per annum and is due on demand. On January 21, 2021, TCP assigned all of its rights, title and interest in the debt to Front Row Seating Inc. On September 28, 2021, $100,000 of the note was converted into 10,000,000 shares of common stock. As of September 30, 2021, the shares have not been issued and are disclosed as common stock to be issued. As of September 30, 2021 and 2020, the Company owed $22,729 and $122,729 of principal and $18,946 and $11,279 of accrued interest, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the quarterly period ended September 30, 2021.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Forza Innovations Inc.

Date: November 15, 2021	/s/ Johnny Forzani Johnny Forzani
President, Chief Financial Officer, Treasurer, Chief Financial Officer, Secretary (Principal Executive, Financial and Accounting Officer)

