Form 10-Q
period 2021-12-31
Forza Innovations Inc
filed 2022-02-22
CIK 1683131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

_________________

FORZA INNOVATIONS INC.

_________________

Wyoming	000-56131	30-0852686
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

406 9th Avenue, Suite 210, San Diego, California 92101

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

Large accelerated filer o	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 18, 2022, the issuer had 296,565,385 shares of its common stock issued and outstanding.

1

FORZA INNOVATIONS INC.

2

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORZA INNOVATIONS INC.

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

FORZA INNOVATIONS INC.

(formerly Genesys Industries, Inc)

BALANCE SHEETS

	December 31, 2021	June 30, 2021
ASSETS	(Unaudited)
Current assets:
Cash	$22,962	$13,677
Assets of discontinued operations	—	—
Total current assets	22,962	13,677
Machinery and equipment, net	95,837	108,954
Website, net	12,250	15,250
Total Assets	$131,049	$137,881

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$37,500	$35,400
Accrued interest	74,941	57,649
Accrued compensation	80,000	—
Convertible notes payable, net of discount of $149,905 and $12,500, respectively	152,095	150,000
Derivative liability	329,157	—
Loan Payable	22,729	122,729
Due to related party	53,816	54,833
Total current liabilities	750,238	420,611
Total liabilities	750,238	420,611

Commitments and contingencies	—	—
Stockholders' deficit:
Class B Preferred stock, $0.001 par value, 25,000,000 shares authorized, 10,000,000 issued and outstanding	10,000	10,000
Common stock, $0.001 par value, 700,000,000 shares authorized; 291,644,231 and 281,000,000 shares issued and outstanding, respectively	291,644	281,000
Common stock to be issued	3,431	—
Additional paid-in capital	3,918,949	2,921,000
Accumulated deficit	(4,843,213)	(3,494,730)
Total stockholders' (deficit) equity	(619,189)	(282,730)
Total Liabilities and Stockholders' Equity	$131,049	$137,881

The accompanying notes are an integral part of these unaudited financial statements.

FORZA INNOVATIONS INC.

(formerly Genesys Industries, Inc)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2021	2020	2021	2020
Operating Expenses:
General & administrative expenses	$68,248	$7,900	$166,608	$7,900
Officer compensation	110,280	—	110,280	—
Stock based compensation	—	—	854,550	—
Total operating expenses	178,528	7,900	1,131,438	7,900

Loss from operations	(178,528)	(7,900)	(1,131,438)	(7,900)

Other expense:
Interest expense	(8,940)	(12,473)	(17,292)	(14,003)
Loss on issuance of convertible debt	(298,710)	—	(298,710)	—
Change in fair value of derivatives	131,052	—	131,052	—
Debt discount amortization	(32,095)	—	(32,095)	(12,500)
Total other expense	(208,693)	(12,473)	(217,045)	(26,503)

Loss before income taxes	(387,221)	(20,373)	(1,348,483)	(34,403)

Provision for income taxes	—	—	(1,348,483)	(34,403)

Net loss from continuing operations	(387,221)	(20,373)	(1,348,483)	(34,403)
Net income from discontinued operations	—	5,578		27,268
Net (Loss) Income	$(387,221)	$(14,795)	$(1,348,483)	$(7,135)

Net loss per common share, basic & diluted from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net income per common share, basic & diluted from discontinued operations	$—	$0.00	$—	$0.00
Net Loss Per Common Share, basic & diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Common Shares Outstanding, basic & diluted	288,806,689	181,000,000	284,903,345	181,000,000

The accompanying notes are an integral part of these unaudited financial statements.

 FORZA INNOVATIONS INC.

(formerly Genesys Industries, Inc)

STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Unaudited)

	Common Shares	Common Stock	Preferred	Preferred	Paid in Capital	Accumulated Deficit	Total
			Shares
Balance, June 30, 2020	181,000,000	$181,000	10,000,000	$10,000	$221,000	$(351,590)	$60,410
Net loss	—	—	—	—	—	7,660	7,660
Balance, September 30, 2020	181,000,000	181,000	10,000,000	10,000	221,000	(343,930)	68,070
Net loss	—	—	—	—	—	(14,795)	(14,795)
Balance, December 31, 2020	181,000,000	$181,000	10,000,000	$10,000	$221,000	$(358,725)	$53,275

	Common Shares	Common Stock	Preferred	Preferred	Common stock to be Issued	Accumulated Deficit	Total
			Shares
Balance, June 30, 2021	281,000,000	$281,000	10,000,000	$10,000	$—	$(3,494,730)	$(282,730)
Shares issued for conversion of debt	144,231	144	—	—	100,000	—	130,000
Options exercised – related party	400,000	400			—	—	20,000
Fair value of options granted	—	—	—	—	—	—	854,550
Net loss	—	—	—	—	—	(961,262)	(961,262)
Balance, September 30, 2021	281,544,231	281,544	10,000,000	10,000	100,000	(4,455,992)	(239,442)
Shares issued for conversion of debt	10,000,000	10,000	—	—	(100,000)	—	—
Options exercised – related party	100,000	100	—	—	—	—	4,043
Shares granted for financing costs	—	—	—	—	3,431	—	3,431
Net loss	—	—	—	—	—	(387,221)	(387,221)
Balance, December 31, 2021	291,644,231	$291,644	10,000,000	$10,000	$3,431	$(4,843,213)	$(619,189)

The accompanying notes are an integral part of these unaudited financial statements.

FORZA INNOVATIONS INC.

(formerly Genesys Industries, Inc)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net Loss	$(1,348,483)	$(7,135)
Adjustments to reconcile net loss to net cash used in operating activities
Income from discontinued operations	—	(27,268)
Depreciation and amortization	16,117	—
Debt discount amortization	32,095	12,500
Loss on issuance of convertible debt	298,710	—
Change in fair value of derivatives	(131,052)	—
Common stock issued for services	3,431	—
Stock based compensation	854,550	—
Changes in operating assets and liabilities:
Accounts payable	2,100	—
Accrued interest	17,292	7,562
Accrued compensation	80,000	—
Operating cash flow from discontinued operations	—	89,487
Net cash (used) provided by operating activities	(175,240)	75,146

Cash flows from investing activities:
Investing cash flow from discontinued operations	—	(32,774)
Net cash used in investing activities	—	(32,774)

Cash flows from financing activities:
Advances from related party	27,088	—
Repayment of related party loans	(28,106)	—
Proceeds from convertible debt	161,500	—
Proceeds from the exercise of options	24,043	—
Financing cash flow from discontinued operations	—	4,998
Net cash provided by financing activities	184,525	4,998
Net change in cash	9,285	47,370

Cash, beginning of period	13,677	174,879
Less: cash of discontinued operations, end of period	—	(222,249)
Cash of continuing operations at end of period	22,962	—

Supplemental disclosure of cash flow information:
Cash paid for interest	—	—
Cash paid for taxes	—	—
Supplemental non-cash disclosure:
Common stock issued for conversion of debt	130,000	—

The accompanying notes are an integral part of these unaudited financial statements.

FORZA INNOVATIONS INC.

(formerly Genesys Industries, Inc)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2021 and for the related periods presented have been made. The results for the six months ended December 31, 2021 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, filed with the Securities and Exchange Commission

Use of estimates

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the six months ended December 31, 2021 or the year ended June 30, 2021.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable amates the fair value of such instruments as the notes bear interest rates that are consistent with current market rates.

The following table classifies the Company’s asset measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2021:

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$329,157
Total	$—	$—	$329,157

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As of December 31, 2021, the Company has an accumulated deficit of $4,843,213 ($3,069,884 of which is from the FY 2021 loss on the asset acquisition and disposition of assets).

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

NOTE 4 – MACHINERY AND EQUIPMENT

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

Property, Plant and equipment stated at cost, less accumulated depreciation for continuing operations consisted of the following:

	December 31, 2021	June 30, 2021
Machinery and Equipment	$117,135	$117,135
Less: accumulated depreciation	21,298	8,118
Fixed assets, net	$95,837	$109,017

Depreciation expense

Depreciation expense for the six months ended December 31, 2021 and 2020 was $13,117 and $0, respectively.

Our capitalized software cost, less accumulated amortization consisted of the following:

	December 31, 2021	June 30, 2021
Software	$18,000	$18,000
Less: accumulated depreciation	5,750	2,750
Software, net	$12,251	$15,250

Amortization expense

Amortization expense for the years ended December 31, 2021 and 2020 was $3,000 and $0, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On January 2, 2020, the Company executed a 10% convertible promissory note in which it agreed to borrow up to $300,000. The note is convertible at a price per share equal to the lower of (a) the Fixed Conversion Price (which is fixed at a price equal to $0.30); or (b) 80% of the lowest trading price of the Company’s common stock during the 5 consecutive trading days prior to the date on which lender elects to convert all or part of the Note. The initial deposit of $125,000 was made on January 15, 2020 and included a $25,000 OID. As required by ASC 470-20-30-6 the Company recognized and measured the embedded beneficial conversion feature at the commitment date of $200,000 which was credited to paid in capital, a $150,000 debt discount and a $75,000 loss on the issuance of convertible debt. As of December 31, 2021, all of the debt discount has been amortized to interest expense. On August 17, 2021, $30,000 of the note was converted into 144,231 shares of common stock per the terms of the agreement. As of December 31, 2021 and June 30, 2021, there is $120,000 and $150,000 and $52,499 and $40,250 of principal and interest, due on this loan, respectively.

During the six months ended December 31, 2021, the Company issued three new convertible promissory notes. They are as follows:

Note Holder	Date	Maturity Date	Interest Rate	Balance December 31, 2021
Power Up Lending Group Ltd (1)	10/1/2021	10/1/2022	10%	$55,000
Fast Capital LLC (2)	10/26/2021	10/26/2022	10%	$65,000
Sixth Street Lending LLC (3)	11/17/2021	11/17/2022	10%	$55,000
			Total	$175,000
			Less debt discount	$(142,905)
				$32,905

Conversion Terms\

(1)	61% of the average of the three lowest trading price for 15 days prior to conversion date.
(2)	61% of the lowest trading price for 15 days, including conversion date.
(3)	61% of the lowest trading price for 15 days prior to conversion date.

Total accrued interest on the three convertible notes as of December 31, 2021 is $3,210.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at June 30, 2021	—
Increase to derivative due to new issuances	460,210
Decrease to derivative due to conversion	—
Derivative loss due to mark to market adjustment	131,053
Balance at December 31, 2020	$329,157

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of December 31, 2021 is as follows:

Inputs	December 31, 2021	Initial Valuation
Stock price	$.068	$0.14 – 0.24
Conversion price	$0.0305 - 0.052	$0.067 - 0.082
Volatility (annual)	327.6% – 663.3%	696.71% - 735.86%
Risk-free rate	0.18% - 0.29%	0.09% - 0.18%
Dividend rate	—	—
Years to maturity	.75 – .88	1

NOTE 6 - NOTE PAYABLE

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s former sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LOC bears interest at 5% per annum and is due on demand. On January 21, 2021, TCP assigned all of its rights, title and interest in the debt to Front Row Seating Inc. On September 28, 2021, $100,000 of the note was converted into 10,000,000 shares of common stock. As of December 31, 2021, the shares have not been issued and are disclosed as common stock to be issued. As of December 31, 2021 and June 30, 2021, the Company owed $22,729 and $122,729 of principal and $19,232 and $17,399 of accrued interest, respectively.

NOTE 7 – COMMON STOCK

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

The Company issued Tangiers 25,000 shares of its Common Stock as a commitment fee. The shares were valued at $0.1373, the closing price on the date of grant for total non-cash expense of $3,431. As of December 31, 2021, the shares have not yet been issued by the transfer agent and are disclosed as common stock to be issued.

During the six months ended December 31, 2021, the Company issued 10,144,231 shares of common stock for conversion of $130,000 of debt.

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

During the year ended June 30, 2021, Mr. Forzani advanced the Company $54,833, for general operating expenses, the advance is non-interest bearing and due on demand. During the six months ended December 31, 2021, Mr. Forzani advanced the Company an additional $27,088 and was repaid $28,106, for a total due as of December 31, 2021 of $53,816.

On August 23, 2021, Mr. Forzani exercised 400,000 of his options for $20,000.

On October 26, 2021, Geoff Stanbury exercised 100,000 of his options for $4,043.

NOTE 10– STOCK OPTIONS

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

A summary of the status of the Company’s outstanding stock options and changes during the six months ended December 31, 2021 is presented below:

Stock Options	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at June 30, 2021	—	$—	—
Granted	1,500,000	0.05	—
Exercised	(500,000)	$—
Expired	—	$—
Options outstanding December 31, 2021	1,000,000	$0.05
Options exercisable at December 31, 2021	1,000,000	$0.05	$18,000

NOTE 11 – DISCONTINUED OPERATIONS

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

In accordance with the provisions of ASC 205-20, Presentation of Financial Statements, we have separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets. The income and expenses have been reflected as discontinued operations in the consolidated Statements of Operations for the three and six months ended December 31, 2020, and consist of the following:

	For the Three Months Ended December 31, 2020	For the Six Months Ended December 31, 2020
Revenue	$160,292	$339,348
Cost of revenue	130,303	244,063
Gross Margin	29,989	95,285
Operating Expenses:
Payroll expense	15,437	30,505
General & administrative expenses	12,184	28,519
Total operating expenses	27,621	59,024
Income from operations	2,368	36,261
Total other income (expense)	3,210	(8,993)
Net income	$5,578	$27,268

NOTE 12 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it has no material subsequent events to disclose in these unaudited financial statements other than the following.

Coventry Enterprises

On January 11, 2021, the Company entered into a securities purchase agreement with Coventry Enterprises, LLC (“Coventry”), pursuant to which Coventry Enterprises purchased a 10% unsecured promissory Note (the “Note”) from the Company in the principal amount of $180,000 of which $30,000 was retained by Coventry through an Original Issue Discount for due diligence and origination related to this transaction.

The Note carries “Guaranteed Interest” on the principal amount at the rate of 10% per annum for the twelve-month term of the Note for an aggregate Guaranteed Interest $18,000. The Principal Amount and the Guaranteed Interest shall be due and payable in seven equal monthly payments of $28,285.71 commencing on June 5, 2022 and continuing on the 5th day of each month thereafter until paid in full not later than January 5, 2023 (the “Maturity Date”).

Upon an Event of Default or if the Company has an effective Regulation A Offering Statement, the Note shall become convertible, in whole or in part, into shares of Common Stock at the option of the Holder. The conversion price of the Note is 90% of the lowest per-share Trading Price per share for the 10 Trading Days preceding a Conversion Date.

The Company is also required to issue Coventry 200,000 shares of its Common Stock as well as 900,000 cashless warrants with an exercise price of $0.175.

ONE44 Capital LLC

On January 19, 2021, the Company entered into a securities purchase agreement with ONE44 Capital LLC (“ONE44”), pursuant to which ONE44 purchased a convertible promissory note (the “Note”) from the Company in the aggregate principal amount of $160,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of ONE44. The Note contains an original issue discount amount of $8,000 and legal fees payable to ONE44’s legal counsel of $8,000.

The maturity date of the Note is January 13, 2023 (the “Maturity Date”). The Note shall bear interest at a rate of 10% per annum, ONE44 has the option to convert all or any amount of the principal face amount of the Note, after the sixth month anniversary of the Note. The conversion price for the Note is 60% multiplied by the lowest trading price of the Company’s common stock as reported on the OTC Markets.

Mast Hill Fund, L.P

On January 25, 2022, the Company, entered into a Securities Purchase Agreement with Mast Hill Fund, L.P., (“Mast Hill”), dated as of January 20, 2022, pursuant to which the Company issued Mast Hill a convertible promissory note in the principal amount of $350,000, a five-year warrant to purchase up to 700,000 shares of common stock at a price of $0.50 per share, a five-year warrant to purchase up to 350,000 shares of common stock at a price of $1.00 per share, an Equity Purchase Agreement, wherein Mast Hill agreed to commit to buying up to $5,000,000 worth of the Company’s common stock at a price equal to 90% of the volume weighted average price of the Company’s Common Stock and a Registration Rights Agreement, wherein the Company agreed to registered the shares issuable pursuant to the Equity Agreement.

Sixth Street Lending LLC

On February 1, 2022, the Company, entered into a Convertible Promissory Note with Sixth Street Lending LLC., (“Sixth Street”) pursuant to which Sixth Street purchased a 10% unsecured promissory Note (the “Note”) from the Company in the principal amount of $80,000 of which $3,750 was retained by Sixth Street through an Original Issue Discount for due diligence and origination related to this transaction. The conversion price for the Note is 61% multiplied by the lowest trading price of the Company’s common stock as reported on the OTC Markets for the fifteen days prior to conversion.

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

Results of Operation for the Three Months Ended December 31, 2021 Compared to the the Three Months December 31, 2020

Revenues and Cost of Revenue

Due to the termination of our CNC manufacturing and fabrication business, we did not have any revenue or cost of revenue from continuing operations for the three months ended December 31, 2021 and 2020.

Operating Expenses from Continuing Operations

Operating expenses from continuing operations for the three months ended December 31, 2021 and 2020, consisted of general and administrative expenses (“G&A”) of $68,248 and $7,900, respectively. G&A expenses consisted primarily of marketing and consulting fees. During the three months ended December 31, 2021, we incurred approximately $73,900 of marketing fees and $15,700 for consulting expense. We also had $8,090 of depreciation and amortization. Our total G&A expense for the three months ended December 31, 2021 was decreased by a credit memo for audit fees of $41,665. We had no operating expenses from continuing operations in the prior period.

Officer Compensation

Officer Compensation for the six months ended December 31, 2021 and 2020, was $110,280 and $0, respectively, During the current period we made payments of $30,280 to our officers. We also accrued $80,000 for services provided by our CEO.

Other Income from Continuing Operations

During the three months ended December 31, 2021, we recognized total other expense of $208,693 compared to $12,473 for the prior period. During the three months ended December 31, 2021, we incurred a $298,710 loss on the issuance of convertible debt and $32,095 of debt discount amortization expense. This was offset by a gain of $131,052 from the change in the fair value of our derivatives related to the new convertible notes. We also incurred $8,940 of interest expense. For the three months ended December 31, 2020, we incurred $12,473 of interest expense.

Net Loss from Continuing Operations

Our net loss from continuing operations for the three months ended December 31, 2021 was $387,221 compared to $20,373 for the prior period.

Results of Operation for the Six Months Ended December 31, 2021 Compared to the Six Months Ended December 31, 2020

Revenues and Cost of Revenue

Due to the termination of our CNC manufacturing and fabrication business, we did not have any revenue or cost of revenue from continuing operations for the six months ended December 31, 2021 and 2020.

Operating Expenses from Continuing Operations

Operating expenses from continuing operations for the six months ended December 31, 2021 and 2020, consisted of G&A expenses of $166,608 and $7,900, respectively. G&A expenses consisted primarily of accounting, audit and marketing fees. During the six months ended December 31, 2021, we incurred $21,247 of audit fees, $6,422 for accounting and $63,900 for marketing expense. We also had $16,117 of depreciation and amortization and $15,700 of consulting expense. Our total G&A expense for the six months ended December 31, 2021 was decreased by a credit memo for audit fees of $41,665. We had no operating expenses from continuing operations in the prior period.

Officer Compensation

Officer Compensation for the six months ended December 31, 2021 and 2020, was $110,280 and $0, respectively, During the current period we made payments of $30,280 to our officers. We also accrued $80,000 for services provided by our CEO.

In the current period we incurred an $854,550 non-cash expense for the issuance of stock options to our officers and directors.

Other Income from Continuing Operations

During the six months ended December 31, 2021, we recognized total other expense of $217,045 compared to $26,503 for the prior period. During the six months ended December 31, 2021, we incurred a $298,710 loss on the issuance of convertible debt and $32,095 of debt discount amortization expense. This was offset by a gain of $131,052 from the change in the fair value of our derivatives related to the new convertible notes. We also incurred $17,292 of interest expense. For the six months ended December 31, 2020, we incurred $14,003 of interest expense and $12,500 of debt discount amortization.

Net Loss from Continuing Operations

Our net loss from continuing operations for the six months ended December 31, 2021 was $1,348,483 compared to $34,403 for the prior period.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $4,843,213 at December 31, 2021, and had a net loss from continuing operations of $1,348,483 for the six months ended December 31, 2021.

For the six months ended December 31, 2021, we used $175,240 of cash in operating activities, compared to receiving $75,146 for the six months ended December 31, 2020.

We neither received or used any cash in investing activities from continuing operations for the six months ended December 31, 2021 or 2020.

Net cash received from financing activities for the six months ended December 31, 2021 was $184,525 compared to $0 provided by financing activities in the prior period. In the current period we received $161,500 from the issuance of convertible debt and $24,043 from the exercise of stock options. We also received $27,088 from our CEO, with $28,106 repaid.

On January 2, 2020, the Company executed a 10% convertible promissory note in which it agreed to borrow up to $300,000.

The note is convertible at a price per share equal to the lower of (a) the Fixed Conversion Price (which is fixed at a price equal to $0.30); or (b) 80% of the lowest trading price of the Company’s common stock during the 5 consecutive trading days prior to the date on which lender elects to convert all or part of the Note. The initial deposit of $125,000 was made on January 15, 2020 and included a $25,000 OID. As required by ASC 470-20-30-6 the Company recognized and measured the embedded beneficial conversion feature at the commitment date of $200,000 which was credited to paid in capital, a $150,000 debt discount and a $75,000 loss on the issuance of convertible debt. As of December 31, 2021, all of the debt discount has been amortized to interest expense. On August 17, 2021, $30,000 of the note was converted into 144,231 shares of common stock per the terms of the agreement. As of December 31, 2021, there is $120,000 and $52,499 of principal and interest due on this loan, respectively.

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s former sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LOC bears interest at 5% per annum and is due on demand. On January 21, 2021, TCP assigned all of its rights, title and interest in the debt to Front Row Seating Inc. On September 28, 2021, $100,000 of the note was converted into 10,000,000 shares of common stock. As of December 31, 2021, the shares have not been issued and are disclosed as common stock to be issued. As of December 31, 2021, the Company owed $22,729 of principal and $19,232 of accrued interest.

During the six months ended December 31, 2021, the Company issued three new convertible promissory notes. They are as follows:

Note Holder	Date	Maturity Date	Interest Rate	Balance December 31, 2021
Power Up Lending Group Ltd (1)	10/1/2021	10/1/2022	10%	$55,000
Fast Capital LLC (2)	10/26/2021	10/26/2022	10%	$65,000
Sixth Street Lending LLC (3)	11/17/2021	11/17/2022	10%	$55,000
			Total	$175,000

Conversion Terms

(4)	61% of the average of the three lowest trading price for 15 days prior to conversion date.
(5)	61% of the lowest trading price for 15 days, including conversion date.
(6)	61% of the lowest trading price for 15 days prior to conversion date.

Total accrued interest on the three convertible notes as of December 31, 2021 is $3,210.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the quarterly period ended December 31, 2021.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Forza Innovations Inc.
Date: February 21, 2022	/s/ Johnny Forzani
Johnny Forzani
President, Chief Financial Officer, Treasurer, Chief Financial Officer, Secretary (Principal Executive, Financial and Accounting Officer)

