Form 10-Q/A
period 2021-12-31
Forza Innovations Inc
filed 2022-04-06
CIK 1683131

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2021 (the “10-Q”), is to include the “Paid in Capital” column in the second table on the Registrant’s “Statement of Stockholders’ Deficit” on page 6. The column was included in the original word document but was omitted from the filed EDGAR document. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

2

FORZA INNOVATIONS INC.

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORZA INNOVATIONS INC.

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

4

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

 FORZA INNOVATIONS INC.

(formerly Genesys Industries, Inc)

STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Unaudited)

	Common Shares	Common Stock	Preferred Shares	Preferred	Paid in Capital	Accumulated Deficit	Total
Balance, June 30, 2020	181,000,000	$181,000	10,000,000	$10,000	$221,000	$(351,590)	$60,410
Net loss	—	—	—	—	—	7,660	7,660
Balance, September 30, 2020	181,000,000	181,000	10,000,000	10,000	221,000	(343,930)	68,070
Net loss	—	—	—	—	—	(14,795)	(14,795)
Balance, December 31, 2020	181,000,000	$181,000	10,000,000	$10,000	$221,000	$(358,725)	$53,275

	Common Shares	Common Stock	Preferred Shares	Preferred	Paid-in Capital	Common stock to be Issued	Accumulated Deficit	Total
Balance, June 30, 2021	281,000,000	$281,000	10,000,000	$10,000	2,921,000	$—	$(3,494,730)	$(282,730)
Shares issued for conversion of debt	144,231	144	—	—	29,856	100,000	—	130,000
Options exercised – related party	400,000	400			19,600	—	—	20,000
Fair value of options granted	—	—	—	—	854,550	—	—	854,550
Net loss	—	—	—	—	—	—	(961,262)	(961,262)
Balance, September 30, 2021	281,544,231	281,544	10,000,000	10,000	3,825,006	100,000	(4,455,992)	(239,442)
Shares issued for conversion of debt	10,000,000	10,000	—	—	90,000	(100,000)	—	—
Options exercised – related party	100,000	100	—	—	3,943	—	—	4,043
Shares granted for financing costs	—	—	—	—	—	3,431	—	3,431
Net loss	—	—	—	—		—	(387,221)	(387,221)
Balance, December 31, 2021	291,644,231	$291,644	10,000,000	$10,000	3,918,949	$3,431	$(4,843,213)	$(619,189)

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

Forza Innovations Inc.
Date: April 6, 2022	/s/ Johnny Forzani
Johnny Forzani
President, Chief Financial Officer, Treasurer, Chief Financial Officer, Secretary (Principal Executive, Financial and Accounting Officer)

