Form 10-Q
period 2022-03-31
Forza Innovations Inc
filed 2022-05-23
CIK 1683131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 20, 2022, the issuer had 299,651,223 shares of its common stock issued and outstanding.

1

FORZA INNOVATIONS INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORZA INNOVATIONS INC.

FORZA INNOVATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	June 30, 2021
ASSETS	(Unaudited)
Current assets:
Cash	$430,113	$13,677
Total current assets	430,113	13,677

Machinery and equipment, net	144,582	108,954
Website, net	10,750	15,250
Other assets	5,913	—
Total other assets	161,245	124,204

Total Assets	$591,358	$137,881

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$39,139	$35,400
Accrued interest	147,656	57,649
Convertible notes payable, net of discount of $471,572 and $12,500, respectively	608,952	150,000
Derivative liability	959,199	—
Loan Payable	22,729	122,729
Due to related party	53,816	54,833
Total current liabilities	1,831,491	420,611

Total liabilities	1,831,491	420,611

Commitments and contingencies	—	—

Stockholders' equity (deficit):
Class B Preferred stock, $0.001 par value, 25,000,000 shares authorized, 10,000,000 issued and outstanding	10,000	10,000
Common stock, $0.001 par value, 700,000,000 shares authorized; 298,449,961 and 281,000,000 shares issued and outstanding, respectively	298,448	281,000
Common stock to be issued	3,431	—
Additional paid-in capital	4,290,431	2,921,000
Accumulated deficit	(5,842,443)	(3,494,730)
Total stockholders' (deficit) equity	(1,240,133)	(282,730)
Total Liabilities and Stockholders' Equity	$591,358	$137,881

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORZA INNOVATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2022	2021	2022	2021
Operating Expenses:
General & administrative expenses	$223,624	$10,964	$359,221	$10,964
Compensation expense	101,176	—	211,456	—
Professional fees	81,730	—	112,741	—
Stock based compensation	—	—	854,550	—
Total operating expenses	406,530	10,964	1,537,968	10,964

Loss from operations	(406,530)	(10,964)	(1,537,968)	(10,964)

Other expense:
Interest expense	(72,715)	(3,781)	(90,007)	(15,125)
Loss on issuance of convertible debt	(773,636)	—	(1,072,346)	—
Change in fair value of derivatives	385,084	—	516,136	—
Debt discount amortization	(108,633)	—	(140,728)	(12,500)
Impairment expense	(22,800)	—	(22,800)	—
Loss on asset acquisition – related party	—	(2,704,865)	—	(2,704,865)
Loss on disposition of assets and liabilities	—	(365,019)	—	(365,019)
Total other expense	(592,700)	(3,073,665)	(809,745)	(3,097,509)

Loss before income taxes	(999,230)	(3,084,629)	(2,347,713)	(3,108,473)

Provision for income taxes	—	—	—	—

Net loss from continuing operations	(999,230)	(3,084,629)	(2,347,713)	(3,108,473)
Net income from discontinued operations	—	8,713	—	25,422
Net Loss	$(999,230)	$(3,075,916)	$(2,347,713)	$(3,083,051)

Net loss per common share, basic & diluted from continuing operations	$(0.00)	$(0.11)	$(0.01)	$(0.14)
Net income per common share, basic & diluted from discontinued operations	$—	$0.00	$—	$0.00
Net loss per common Share, basic & diluted	$(0.00)	$(0.11)	$(0.00)	$(0.14)
Weighted common shares outstanding, basic & diluted	295,432,901	27,988,889	288,361,958	21,348,175

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORZA INNOVATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Common Shares	Common Stock	Preferred Shares	Preferred Stock	Paid in Capital	Accumulated Deficit	Total
Balance, June 30, 2020	181,000,000	$181,000	10,000,000	$10,000	$221,000	$(351,590)	$60,410
Net loss	—	—	—	—	—	7,660	7,660
Balance, September 30, 2020	181,000,000	181,000	10,000,000	10,000	221,000	(343,930)	68,070
Net loss	—	—	—	—	—	(14,795)	(14,795)
Balance, December 31, 2020	181,000,000	181,000	10,000,000	10,000	221,000	(358,725)	53,275
Stock issued for asset acquisitions	10,000,000	10,000	—	—	2,790,000	—	2,800,000
Net loss	—	—	—	—	—	(3,075,916)	(3,075,916)
Balance, March 31, 2021	191,000,000	$191,000	10,000,000	$10,000	$3,011,000	$(3,434,641)	$(222,641)

	Common Shares	Common Stock	Preferred Shares	Preferred Stock	Paid in Capital	Common stock to be Issued	Accumulated Deficit	Total
Balance, June 30, 2021	281,000,000	$281,000	10,000,000	$10,000	$2,921,000	$—	$(3,494,730)	$(282,730)
Shares issued for conversion of debt	144,231	144	—	—	29,856	100,000	—	130,000
Options exercised – related party	400,000	400	—	—	19,600	—	—	20,000
Fair value of options granted	—	—	—	—	854,550	—	—	854,550
Net loss	—	—	—	—	—	—	(961,262)	(961,262)
Balance, September 30, 2021	281,544,231	281,544	10,000,000	10,000	3,825,006	100,000	(4,455,992)	(239,442)
Shares issued for conversion of debt	10,000,000	10,000	—	—	90,000	(100,000)	—	—
Options exercised – related party	100,000	100	—	—	3,943	—	—	4,043
Shares granted for financing costs	—	—	—	—	—	3,431	—	3,431
Net loss	—	—	—	—	—	—	(387,221)	(387,221)
Balance, December 31, 2021	291,644,231	291,644	10,000,000	10,000	3,918,949	3,431	(4,843,213)	(619,189)
Shares issued for conversion of debt	4,105,730	4,104	—	—	100,371	—	—	104,475
Shares granted for financing costs	2,700,000	2,700	—	—	161,550	—	—	164,250
Fair value of warrants granted	—	—	—	—	109,561	—	—	109,561
Net loss	—	—	—	—	—	—	(999,230)	(999,230)
Balance, March 31, 2022	298,449,961	$298,448	10,000,000	$10,000	$4,290,431	$3,431	$(5,842,443)	$(1,240,133)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORZA INNOVATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net Loss	(2,347,713)	$(3,108,473)
Adjustments to reconcile net loss to net cash used in (provided by) operating activities
Income from discontinued operations	—	(25,422)
Depreciation and amortization	24,208	—
Debt discount amortization	140,728	12,500
Impairment exp ense	22,800	—
Loss on issuance of convertible debt	1,072,346	—
Change in fair value of derivatives	(516,136)	—
Common stock issued for services	167,680	—
Stock based compensation	854,550	—
Loss on asset acquisition – related party	—	2,704,865
Loss on disposition of assets and liabilities	—	365,019
Changes in operating assets and liabilities:
Other assets	(5,913)	—
Accounts payable	3,739	35,000
Accrued interest	90,007	40,487
Operating cash flow from discontinued operations	—	55,801
Net cash (used) provided by operating activities	(493,704)	79,777

Cash flows from investing activities:
Purchase of property and equipment	(55,335)	(40,000)
Investing cash flow from discontinued operations	—	(70,117)
Net cash used in investing activities	(55,335)	(110,117)

Cash flows from financing activities:
Advances from related party	27,088	9,440
Repayment of related party loans	(28,106)	—
Proceeds from convertible debt	942,450	—
Proceeds from the exercise of options	24,043	—
Financing cash flow from discontinued operations	—	2,497
Net cash provided by financing activities	965,475	11,937

Net change in cash	416,436	(18,403)

Cash, beginning of period	13,677	174,879
Less: cash of discontinued operations, end of period	—	(156,400)
Cash of continuing operations at end of period	430,113	$76

Supplemental disclosure of cash flow information:
Cash paid for interest	—	$—
Cash paid for taxes	—	$—
Supplemental non-cash disclosure:
Common stock issued for conversion of debt	234,476	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORZA INNOVATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

On March 1, 2022, the Company entered into a Share Exchange Agreement (the “Agreement”) with Sustainable Origins Inc. (“Sustainable”), whereby the Company acquired 100% of the shares of Sustainable in exchange for 600,000 shares of the Company’s common stock and a cash payment of $17,000 and the payment of certain initial expenses, thereby making Sustainable a wholly-owned subsidiary of the Company. Sustainable is in the business of used cooking oil recycling and has recently entered into an asset purchase agreement with Oil Industries, Inc. of North Carolina to acquire certain assets related to the used cooking oil business. The Company valued the shares of common stock at $0.038, the closing stock price on the effective date of the agreement, for a valuation of $22,800. At the time of acquisition Sustainable had operations. As such the Company fully impaired the $22,800. As of March 31, 2022, the shares have not yet been issued to Sustainable.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2022 and for the related periods presented have been made. The results for the nine months ended March 31, 2022 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, filed with the Securities and Exchange Commission

Use of estimates

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the nine months ended March 31, 2022, include the accounts of the Company and its wholly owned subsidiary, Sustainable Origins. All material inter-company transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three months ended March 31, 2022.

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

The following table classifies the Company’s asset measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2022:

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$959,199
Total	$—	$—	$959,199

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

NOTE 3 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As of March 31 2022, the Company has an accumulated deficit of $5,842,443 ($3,069,884 of which is from the FY 2021 loss on the asset acquisition and disposition of assets).

While the Company is successfully executing its growth strategy, its cash position may not still be sufficient to support the Company’s daily operations without additional financing. While the Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

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

Property, Plant and equipment stated at cost, less accumulated depreciation for continuing operations consisted of the following:

	March 31, 2022	June 30, 2021
Machinery and Equipment	$172,470	$117,135
Less: accumulated depreciation	(27,888)	(8,118)
Fixed assets, net	$144,582	$109,017

Depreciation expense

Depreciation expense for the nine months ended March 31, 2022 and 2021 was $19,707 and $0, respectively.

Our capitalized software cost, less accumulated amortization consisted of the following:

	March 31, 2022	June 30, 2021
Software	$18,000	$18,000
Less: accumulated depreciation	(7,250)	(2,750)
Software, net	$10,750	$15,250

Amortization expense

Amortization expense for the years ended March 31, 2022 and 2021 was $4,500 and $0, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On January 2, 2020, the Company executed a 10% convertible promissory note in which it agreed to borrow up to $300,000. The note is convertible at a price per share equal to the lower of (a) the Fixed Conversion Price (which is fixed at a price equal to $0.30); or (b) 80% of the lowest trading price of the Company’s common stock during the 5 consecutive trading days prior to the date on which lender elects to convert all or part of the Note. The initial deposit of $125,000 was made on January 15, 2020 and included a $25,000 OID. As required by ASC 470-20-30-6 the Company recognized and measured the embedded beneficial conversion feature at the commitment date of $200,000 which was credited to paid in capital, a $150,000 debt discount and a $75,000 loss on the issuance of convertible debt. As of December 31, 2021, all of the debt discount has been amortized to interest expense. During the nine months ended March 31, 2022, $134,476 of the note was converted into 4,249,961 shares of common stock per the terms of the agreement. As of March 31, 2022 and June 30, 2021, there is $15,524 and $150,000 and $56,677 and $40,250 of principal and interest, due on this loan, respectively.

During the nine months ended March 31, 2022, the Company issued the following new convertible promissory notes.

Note Holder	Date	Maturity Date	Interest Rate	Balance March 31, 2022
Power Up Lending Group Ltd (1)	10/1/2021	10/1/2022	10%	$55,000
Fast Capital LLC (2)	10/26/2021	10/26/2022	10%	$65,000
Sixth Street Lending LLC (3)	11/17/2021	11/17/2022	10%	$55,000
Coventry Enterprises, LLC (4)	1/5/2022	1/5/2023	10%	$180,000
ONE44 Capital LLC (5)	1/13/2022	1/13/2023	10%	$160,000
Mast Hill Fund, L.P. (6)	1/20/2022	1/20/2023	12%	$350,000
Sixth Street Lending LLC (7)	2/1/2022	2/1/2023	10%	$80,000
ONE44 Capital LLC (5)	3/22/2022	3/22/2023	10%	$120,000
			Total	$1,065,000
January 2, 2020, Note				$15,524
		Less debt discount		$(471,572)
				$608,952

Conversion Terms

(1)	61% of the average of the three lowest trading price for 15 days prior to conversion date.
(2)	61% of the lowest trading price for 15 days, including conversion date.
(3)	61% of the lowest trading price for 15 days prior to conversion date.
(4)	Convertible only upon an event of default. 90% of the lowest trading price for 10 days prior to conversion date.
(5)	60% of the lowest trading price for 20 days, including conversion date.
(6)	Convertible only upon an event of default. Conversion would then be $0.10.
(7)	61% of the lowest trading price for 15 days prior to conversion date.

Total accrued interest on the above convertible notes as of March 31, 2022, is $72,468.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at June 30, 2021	—
Increase to derivative due to new issuances	1,475,335
Decrease to derivative due to conversion	—
Derivative loss due to mark to market adjustment	(516,136)
Balance at March 31, 2022	$959,199

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of March 31, 2022, is as follows:

Inputs	March 31, 2022	Initial Valuation
Stock price	$0.035	$0.035 – 0.24
Conversion price	$0.015 - 0.02	$0.015 - 0.082
Volatility (annual)	217.25% – 45.16%	314.76% – 735.86%
Risk-free rate	1.06% - 1.63%	0.09% - 1.59
Dividend rate	—	—
Years to maturity	.5 – .98	1

NOTE 6 - NOTE PAYABLE

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s former sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LOC bears interest at 5% per annum and is due on demand. On January 21, 2021, TCP assigned all of its rights, title and interest in the debt to Front Row Seating Inc. On September 28, 2021, $100,000 of the note was converted into 10,000,000 shares of common stock. As of March 31, 2022 and June 30, 2021, the Company owed $22,729 and $122,729 of principal and $19,512 and $17,399 of accrued interest, respectively.

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

The Company issued Tangiers 25,000 shares of its Common Stock as a commitment fee. The shares were valued at $0.1373, the closing price on the date of grant for total non-cash expense of $3,431. As of March 31, 2022, the shares have not yet been issued by the transfer agent and are disclosed as common stock to be issued.

During the nine months ended March 31, 2022, Tangiers converted $134,476 of principal into 4,249,961 shares of common stock.

During the nine months ended March 31, 2022, Front Row Seating Inc. converted $100,000 of principal into 10,000,000 shares of common stock (see Note 6).

On January 5, 2022, the Company entered into a securities purchase agreement with Coventry Enterprises, LLC (“Coventry”). Pursuant to the terms of the agreement, the Company issued 200,000 shares of common stock to Coventry. The shares were valued at $0.085, the closing stock price on the date of grant, for total non-cash expense of $17,000.

On January 20, 2022, the Company entered into a securities purchase agreement with Mast Hill Fund, L.P., (“Mast Hill”). Pursuant to the terms of the agreement, the Company issued 2,500,000 shares of common stock to Mast Hill for a commitment fee. The shares were valued at $0.0589, the closing stock price on the date of grant, for total non-cash expense of $147,250.

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

During the year ended June 30, 2021, Mr. Forzani advanced the Company $54,833, for general operating expenses, the advance is non-interest bearing and due on demand. During the nine months ended March 31, 2022, Mr. Forzani advanced the Company an additional $27,088 and was repaid $28,106, for a total due as of March 31, 2022 of $53,816.

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

A summary of the status of the Company’s outstanding stock options and changes during the nine months ended March 31, 2022 is presented below:

Stock Options	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at June 30, 2021	—	$—	—
Granted	1,500,000	0.05	—
Exercised	(500,000)	$—
Expired	—	$—
Options outstanding at March 31, 2022	1,000,000	$0.05
Options exercisable at March 31, 2022	1,000,000	$0.05	$—

NOTE 11 – WARRANTS

On January 5, 2022, the Company issued warrants to purchase up to 900,000 shares of common stock to Coventry in conjunction with convertible debt. The warrants are exercisable for 5 years, with a price of $0.175. Using the fair value calculation, the relative fair value between the debt issued and the warrants was calculated to determine the warrants recorded equity amount of $63,908, accounted for in additional paid in capital.

On January 20, 2022, the Company issued warrants to purchase up to 700,000 and 350,000 shares of common stock to Mast Hill in conjunction with convertible debt. The warrants are exercisable for 5 years, with a price of $0.50 and $1.00, respectively. Using the fair value calculation, the relative fair value between the debt issued and the warrants was calculated to determine the warrants recorded equity amount of $45,652, accounted for in additional paid in capital.

The warrants were evaluated for purposes of classification between liability and equity. The warrants do not contain features that would require a liability classification and are therefore considered equity.

The Black Scholes pricing model was used to estimate the fair value of the warrants issued with the following inputs:

Number of Warrants	900,000	700,000	350,000
Share price	$0.11	$0.05	$0.05
Exercise Price	$0.175	$0.50	$1.00
Term	5 years	5 years	5 years
Volatility	638.91%	634.09%	634.09%
Risk Free Interest Rate	1.43	1.62	1.62
Dividend rate	-	-	-
Intrinsic value	$-	$-	$-

NOTE 12 – DISCONTINUED OPERATIONS

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

In accordance with the provisions of ASC 205-20, Presentation of Financial Statements, we have separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets. The income and expenses have been reflected as discontinued operations in the consolidated Statements of Operations for the three and nine months ended March 31, 2021, and consist of the following:

	For the Three Months Ended March 31, 2021	For the Nine Months Ended March 31, 2021
Revenue	$42,124	$381,472
Cost of revenue	25,575	269,638
Gross Margin	16,549	111,834
Operating Expenses:
Payroll expense	2,171	32,676
General & administrative expenses	1,884	37,882
Total operating expenses	4,055	70,558

Income from operations	12,494	41,276
Total other income (expense)	(3,781)	(15,854)
Net income	$8,713	$25,422

NOTE 13 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it has no material subsequent events to disclose in these unaudited condensed consolidated financial statements other than the following.

The Company entered into a Marketing Services Agreement dated as of April 14, 2022 (the “Agreement”) with North Equities Corp. (“North Equities”) to provide marketing services to the Company. Pursuant to the terms of the Agreement, the Company will issue 1,201,262 shares of common stock to North Equities.

On April 13, 2022, the Company, entered into a Convertible Promissory Note with Sixth Street Lending LLC., (“Sixth Street”) pursuant to which Sixth Street purchased a 10% unsecured promissory Note (the “Note”) from the Company in the principal amount of $55,000 of which $3,750 was retained by Sixth Street through an Original Issue Discount for due diligence and origination related to this transaction. The conversion price for the Note is 61% multiplied by the lowest trading price of the Company’s common stock as reported on the OTC Markets for the fifteen days prior to conversion.

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

Cautionary Statement:

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer that are not historical or current facts are “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, as well as other filings the Company makes with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are not predictions of actual future results. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

We have recently successfully completed our first acquisition of “Sustainable Origins” which is an eco-friendly ESG company, that converts used cooking oil to reusable biodiesel. This acquisition is part of our ongoing strategic plan for future revenue and expansion. While our primary focus will always be revolving around the innovation of wearable technology, these projects will take time to market. We want to align ourselves with like-minded Entrepreneurs that will mesh well with our team and collective interest. Having the ability to acquire companies’ current operations to generate steady revenue streams, will also help aid in financing the production of “WarmUp” and other products we will develop.

Results of Operation for the Three Months Ended March 31, 2022 Compared to the Three Months March 31, 2021

Revenues and Cost of Revenue

Due to the termination of our CNC manufacturing and fabrication business, we did not have any revenue or cost of revenue from continuing operations for the three months ended March 31, 2022 and 2021.

Operating Expenses from Continuing Operations

Operating expenses from continuing operations for the three months ended March 31, 2022 and 2021, were $406,530 and $10,964, respectively. We had general and administrative expenses (“G&A”) of $223,624 and $10,964, respectively. G&A expenses for the three months ended March 31, 2022, consisted primarily of debt and equity issuance cost of approximately $164,000, $23,000 of marketing fees and $15,700 for consulting expense. We also had $8,090 of depreciation and amortization expense.

Compensation Expense

Compensation expense for the three months ended March 31, 2022 and 2021, was $101,176 and $0, respectively. We are incurring compensation expense for both officers and newly hired employees.

Professional Fees

Professional fees for the three months ended March 31, 2022 and 2021, was $81,730 and $0, respectively. We incur professional fees for legal, audit, accounting and other consulting expense.

Other Income from Continuing Operations

During the three months ended March 31, 2022, we recognized total other expense of $592,700 compared to $3,073,665 for the prior period. During the three months ended March 31, 2022, we incurred a $773,636 loss on the issuance of convertible debt, $108,633 of debt discount amortization expense and a $22,800 impairment for the Sustainable asset acquisition. This was offset by a gain of $385,084 from the change in the fair value of our derivatives related to the new convertible notes. We also incurred $72,715 of interest expense. For the three months ended March 31, 2021, we incurred $3,781 of interest expense, $2,704,865 from the loss on asset acquisition and a $365,019 loss on the disposition of assets and liabilities related to the acquisition.

Net Loss from Continuing Operations

Our net loss from continuing operations for the three months ended March 31, 2022 was $999,230 compared to $3,084,629 for the prior period.

Results of Operation for the Nine Months Ended March 31, 2022 Compared to the Nine Months Ended March 31, 2021

Revenues and Cost of Revenue

Due to the termination of our CNC manufacturing and fabrication business, we did not have any revenue or cost of revenue from continuing operations for the nine months ended March 31, 2022 and 2021.

Operating Expenses from Continuing Operations

Operating expenses from continuing operations for the nine months ended March 31, 2022 and 2021, were $1,537,968 and $10,964, respectively. We had general and administrative expenses (“G&A”) of $359,221 and $10,964, respectively. G&A expenses for the nine months ended March 31, 2022 consisted primarily of debt and equity issuance cost of approximately $168,000, $64,000 of marketing fees and $25,700 for consulting expense. We also had $24,200 of depreciation and amortization expense.

Compensation Expense

Compensation expense for the nine months ended March 31, 2022 and 2021, was $211,456 and $0, respectively. We are incurring compensation expense for our officers and newly hired employees.

Professional Fees

Professional fees for the nine months ended March 31, 2022 and 2021, were $112,741 and $0, respectively. We incur professional fees for legal, audit, accounting and other consulting expense. Our total fees for the nine months ended March 31, 2022 was decreased by a credit memo for audit fees of $41,665.

In the current period we also incurred an $854,550 non-cash expense for the issuance of stock options to our officers and directors.

Other Income from Continuing Operations

During the nine months ended March 31, 2022, we recognized total other expense of $809,745 compared to $3,097,509 for the prior period. During the nine months ended March 31, 2022, we incurred a $1,072,356 loss on the issuance of convertible debt, $140,728 of debt discount amortization expense and a $22,800 impairment for the Sustainable asset acquisition. This was offset by a gain of $516,136 from the change in the fair value of our derivatives related to the new convertible notes. We also incurred $90,007 of interest expense. For the nine months ended March 31, 2021, we incurred $15,125 of interest expense, $2,704,865 from the loss on asset acquisition, a $365,019 loss on the disposition of assets and liabilities related to the acquisition and $12,500 of debt discount amortization.

Net Loss from Continuing Operations

Our net loss from continuing operations for the nine months ended March 31, 2022 was $2,347,713 compared to $3,108,473 for the prior period. Our net loss in the current period largely consists of non-cash stock compensation expense and losses related the issuance of convertible debt and the related valuation of derivatives as discussed above.

Liquidity and Capital Resources

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has an accumulated deficit of $5,842,443 at March 31, 2022, and a net loss from continuing operations of $2,347,713 for the nine months ended March 31, 2022.

For the nine months ended March 31, 2022, we used $493,704 of cash in operating activities, compared to receiving $79,777 for the nine months ended March 31, 2021. In the current period we used more cash to pay for professional fees and compensation expense as well has increased expenditures on marketing activities.

We neither received or used any cash in investing activities from continuing operations for the nine months ended March 31, 2022 or 2021.

Net cash received from financing activities for the nine months ended March 31, 2022, was $965,475 compared to $11,937 provided by financing activities in the prior period. In the current period we received $942,450 from the issuance of convertible debt and $24,043 from the exercise of stock options. We also received $27,088 from our CEO, with $28,106 repaid.

On January 2, 2020, the Company executed a 10% convertible promissory note in which it agreed to borrow up to $300,000. The note is convertible at a price per share equal to the lower of (a) the Fixed Conversion Price (which is fixed at a price equal to $0.30); or (b) 80% of the lowest trading price of the Company’s common stock during the 5 consecutive trading days prior to the date on which lender elects to convert all or part of the Note. As of March 31, 2022 and June 30, 2021, there is $15,524 and $150,000 and $56,677 and $40,250 of principal and interest, due on this loan, respectively.

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s former sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LOC bears interest at 5% per annum and is due on demand. On January 21, 2021, TCP assigned all of its rights, title and interest in the debt to Front Row Seating Inc. On September 28, 2021, $100,000 of the note was converted into 10,000,000 shares of common stock. As of March 31, 2022 and June 30, 2021, the Company owed $22,729 and $122,729 of principal and $19,512 and $17,399 of accrued interest, respectively.

During the nine months ended March 31, 2022, the Company issued the following new convertible promissory notes.

Note Holder	Date	Maturity Date	Interest Rate	Balance March 31, 2022
Power Up Lending Group Ltd (1)	10/1/2021	10/1/2022	10%	$55,000
Fast Capital LLC (2)	10/26/2021	10/26/2022	10%	$65,000
Sixth Street Lending LLC (3)	11/17/2021	11/17/2022	10%	$55,000
Coventry Enterprises, LLC (4)	1/5/2022	1/5/2023	10%	$180,000
ONE44 Capital LLC (5)	1/13/2022	1/13/2023	10%	$160,000
Mast Hill Fund, L.P. (6)	1/20/2022	1/20/2023	12%	$350,000
Sixth Street Lending LLC (7)	2/1/2022	2/1/2023	10%	$80,000
ONE44 Capital LLC (5)	3/22/2022	3/22/2023	10%	$120,000
			Total	$1,065,000
January 2, 2020, Note				$15,524
		Less debt discount		$(471,572)
				$608,952

Conversion Terms

(1)	61% of the average of the three lowest trading price for 15 days prior to conversion date.
(2)	61% of the lowest trading price for 15 days, including conversion date.
(3)	61% of the lowest trading price for 15 days prior to conversion date.
(4)	Convertible only upon an event of default. 90% of the lowest trading price for 10 days prior to conversion date.
(5)	60% of the lowest trading price for 20 days, including conversion date.
(6)	Convertible only upon an event of default. Conversion would then be $0.10.
(7)	61% of the lowest trading price for 15 days prior to conversion date.

Total accrued interest on the above convertible notes as of March 31, 2022, is $72,468.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the quarterly period ended March 31, 2022.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forza Innovations Inc.

Date: May 23, 2022	/s/ Johnny Forzani
Johnny Forzani
President, Chief Financial Officer, Treasurer, Chief Financial Officer, Secretary (Principal Executive, Financial and Accounting Officer)

