Form 10-K
period 2022-06-30
Forza Innovations Inc
filed 2022-10-13
CIK 1683131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

_________________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2022

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

(619) 324-7388
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

Yes ☐  No ☒

As of December 31, 2021, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $317,466.35 based on the closing price of $0.0275 of the registrant’s common stock.  The calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant.  This determination of affiliate status is not a determination for other purposes.

As of September 30, 2022, there were 394,724,528 shares of common stock outstanding.

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

PART 1

ITEM 1. BUSINESS

We were incorporated on December 9, 2014 in the state of Florida. On February 17, 2021, we filed Articles of Continuance with the Secretary of State for the state of Wyoming. Accordingly, we transferred our state of formation from Florida to Wyoming and became a Wyoming entity and are now subject to the provisions of the Wyoming Business Corporation Act.

We are in the health-tech wearable performance business. We have acquired the ownership and rights to certain late developmental stage products, including the WarmUp product line which is comprised of the J4 Sport, J4 X and J4 Fitbelt. These products are wearable back compression devices, used to relax, warmup, loosen, or relax stiff & sore muscles. The therapeutic application of heat causes a change in temperature of the soft tissues which decreases joint stiffness and relieves inflammation.

We have recently successfully completed our first acquisition of “Sustainable Origins” which is an eco-friendly ESG company, that converts used cooking oil to reusable biodiesel. This acquisition is part of our ongoing strategic plan for future revenue and expansion. While our primary focus will always be revolving around the innovation of wearable technology, these projects will take time to market. We want to align ourselves with like-minded Entrepreneurs that will mesh well with our team and collective interest. Having the ability to acquire companies current operations to generate steady revenue streams, will also help aid in financing the production of “WarmUp” and other products we will develop.

Products and Services

As at June 30, 2022, we have developed the WarmUp series product line designed as WarmUp. It is a cutting edge, innovative, wearable back compression device, used to relax, WarmUp, loosen, or relax stiff & sore muscles. The therapeutic application of heat causes a change in temperature of the soft tissues which decreases joint stiffness and relieves inflammation. When combined with the strategic placement of our medical grade support ribs & ergonomic design, WarmUp’s Thermal Therapy is unmatched. Warmup was originally designed to help aid marquee Pro Athletes perform at their best. However, the “WarmUp Series” will be for everyone. Ideal for a chilly day on the links, Ski/Snowboarding, Hunter/Fishers, Outdoor work force, Medical, Military, & everything in between!

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

Sales & Marketing

As at June 30, 2022, we are actively working with current and former professional athletes who are not only using the product, but investing its future success. It is no secret that athlete endorsement is both tried and tested marketing strategy to appeal to the masses. Our athlete ambassadors and investors will actively leverage their social media profiles to promote the product Online. With tens of millions combined followers between them, the opportunities for exponential growth are pronounced.

Customers

As at June 30, 2022 we are in developmental stages and do not have any customers. However, our subsidiary Sustainable Origins has approximately 25 customers.

Competition

We face competition in the health-tech wearable performance business markets. Most of our competitors are larger and have greater financial resources. We compete on the basis of price, technological expertise, manufacturing know-how and the quality of our products.

Some of our closest competitors are as follows: Venom by Hyperice, Powerdot 2.0, Comped Waist Trainer and SlenderTone Waist Trainer.

We face direct competition from companies with far greater financial, technological, manufacturing and personnel resources. Competition is primarily based on product quality, service, timely delivery, and price.

Research and Development; Intellectual Property

As at June 30, 2022, we are developing proprietary technologies that will give us an edge in competing with its competitors. We are in the process of filing patents to protect our IP. We will file utility, design, full spectrum patents on the created IP. We will also register eligible products as Medical Devices so patients with chronic pain can get the product free through insurance. We have engaged a patent attorney and are in the process of filing a provisional patent on our second generation line of WarmUp products.

Suppliers

As at June 30, 2022, we currently have developed beta samples in China that have patentable IP.

Employees

As at June 30, 2022, we had 7 employees and our wholly-owned subsidiary Sustainable Origins had 2 employees.

Foreign and Domestic Operations and Export Sales

As at June 30, 2022, we had no operations or any significant sales in any foreign country.

Government Regulation

Our operations are subject to certain foreign, federal, state and local regulatory requirements relating to, among others, environmental, waste management, labor and health and safety matters. As at June 30, 2022, management believes that our business is operated in material compliance with all such regulations.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

As of June 30, 2022, our office was located 406 9th Avenue, Suite 210, San Diego, California 92101. Our current office is approximately 2,365 square feet and we currently pay rent in the amount of $5,913 per month. We believe this space is adequate for our current needs.

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

Our common stock became eligible for trading on the OTC Markets on June 19, 2017, although it did not start trading until October 17, 2019. We executed a 10 for 1 forward split of our common stock that went effective June 17, 2022. The following table shows the high and low prices of our common shares on the OTC Markets or each quarter within the two most recent fiscal years.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Year Ending June 2022	HIGH	LOW
Quarter Ending September 30, 2021	$0.90	$0.1631
Quarter Ending December 31, 2021	$0.33	$0.05
Quarter Ending March 31, 2022	$0.12	$0.025
Quarter Ending June 30, 2022	$0.037	$0.0081

Fiscal Year Ending June 2021	HIGH	LOW
Quarter Ending September 30, 2020	$0.035	$0.003
Quarter Ending December 31, 2020	$0.05	$0.003
Quarter Ending March 31, 2021	$0.70	$0.014
Quarter Ending June 30, 2021	$4.82	$0.11

HOLDERS

The approximate number of registered stockholders of record as of June 30, 2022 is 20.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Overview

We were incorporated on December 9, 2014 in the state of Florida. On February 17, 2021, we filed Articles of Continuance with the Secretary of State for the state of Wyoming. Accordingly, we transferred our state of formation from Florida to Wyoming and became a Wyoming entity and are now subject to the provisions of the Wyoming Business Corporation Act.

We are in the health-tech wearable performance business. We have acquired the ownership and rights to certain late developmental stage products, including the WarmUp product line which is comprised of the J4 Sport, J4 X and J4 Fitbelt. These products are wearable back compression devices, used to relax, warmup, loosen, or relax stiff & sore muscles. The therapeutic application of heat causes a change in temperature of the soft tissues which decreases joint stiffness and relieves inflammation.

We have recently successfully completed our first acquisition of “Sustainable Origins” which is an eco-friendly ESG company, that converts used cooking oil to reusable biodiesel. This acquisition is part of our ongoing strategic plan for future revenue and expansion. While our primary focus will always be revolving around the innovation of wearable technology, these projects will take time to market. We want to align ourselves with like-minded Entrepreneurs that will mesh well with our team and collective interest. Having the ability to acquire companies current operations to generate steady revenue streams, will also help aid in financing the production of “WarmUp” and other products we will develop.

Results of Operation for the Year Ended June 30, 2022 Compared to the Year Ended June 30, 2021

Revenues and Cost of Revenue

We earned gross revenue of $25,871 during the year ended June 30, 2022, compared to $nil for the same period in 2021. Our cost of revenue was $2,792 during the year ended June 30, 2022, compared to $nil for the same period in 2021

Operating Expenses from Continuing Operations

Operating expenses from continuing operations for the year ended June 30, 2022 consisted of general and administrative expenses of $152,315 (2021 - $60,165); advertising and marketing expenses of $111,527 (2021 - $nil); compensation expense of $319,857 (2021 - $nil); professional fees of $270,318 (2021 - $nil); and, stock based compensation of $1,068,731 (2021 - $nil).

Net Loss from Continuing Operations

Our net loss from continuing operations for the years ended June 30, 2022 was $2,700,508 compared to $3,143,140 for the year ended June 30, 2021. The large increase in our net loss in mainly due an increase in operating expenses due to our increased business activities.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, we had an accumulated deficit of $6,195,238 at June 30, 2022, and had a net loss from continuing operations of $2,700,508 for year ended June 30, 2022.

For the year ended June 30, 2022, we used net cash of $712,145 in operating activities, compared to received net cash of $66,297 for the year ended June 30, 2021.

Net cash used in investing activities for the year ended June 30, 2022 and 2021 was $75,612 and $110,117, respectively, for the purchase of property and equipment.

Net cash received from financing activities for the year ended June 30, 2022 was $1,069,994 compared to $57,497 provided by financing activities in the prior period.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2022 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the year ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors and officers are appointed by our board of directors and serve at the discretion of the board, subject to applicable employment agreements. The following table sets forth information regarding our executive officers and the members of our board of directors.

Name	Age	Position
Johnny Forzani	34	President, CEO, Treasurer, CFO, Secretary and Director
Tom Forzani	71	Director
Geoff Stanbury	71	Director

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

Mr. Forzani has been the founder of G-Tech Apparel USA Inc. and G-Tech Apparel Canada Inc since 2014. From, 2014 to 2021, Mr. Forzani acted as CEO and CTO of both companies. He has been our President, CEO, Treasurer, CFO, Secretary and a Director since January 21, 2022.

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

In 1974, Mr. Forzani was one of the Original Founders and Owners of Forzani Locker Room which became the Canadian publicly traded company The Forzani Group in 1993. The Forzani Group went from one store in 1974, to a retail empire encompassing more than 500 retail locations and over 13,000 employees. In 2011, The Forzani Group sold to Canadian conglomerate Canadian Tire Corporation for $800,000,000 (Canadian Dollars). Tom Forzani has been a Director since January 21, 2022.

Geoff Stanbury, was born and raised in South West England and immigrated to North America at 19. In 1981 shortly after settling in Alberta, Mr. Stanbury founded his company Good Earth Environs which specializes in Land, Snow, and Erosion management. Good Earth has maintained contracts with some of Alberta’s largest Residential companies including Brookfeild RP, for over 20 years.

Today, Mr. Stanbury is a seasoned Investor with a portfolio ranging in both the private and public sector. Mr. Stanbury is passionate about entrepreneurship and innovation. He looks forward to providing veteran leadership to the board, assisting in the best way possible, on the path to success. Mr. Stanbury has been a Director since January 21, 2022.

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

Board Committees

As at June 30, 2022, the Company did not currently maintain a board of directors that is composed of a majority of “independent” directors. The Company does not expect to initially appoint an audit committee, nominating committee and/or compensation committee, or to adopt charters relative to each such committees.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, or paid to our chief executive officer and the most highly-compensated executive officers (other than the chief executive officer) who were serving as executive officers as of June 30, 2022 for services rendered in all capacities to us for the fiscal years ended June 30, 2022, 2021 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Johnny Forzani	2022	0	0	0	0	0	0	0
CEO, CFO, Director	2021	0	0	0	0	0	0	0
Tom Forzani	2022	0	0	0	0	0	0	0
Director	2021	0	0	0	0	0	0	0
Geoff Stanbury	2022	0	0	0	0	0	0	0
Director	2021	0	0	0	0	0	0	0

Employment and Consulting Agreements

None

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes, for each of the named executive officers, the number of shares of common stock underlying outstanding stock options held as of June 30, 2022.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($) [1]	Option expiration date
Johnny Forzani	600,000	0	$0.05	August 3, 2023
Tom Forzani	250,000	0	$0.05	August 3, 2023
Geoff Stanbury	150,000	0	$0.05	August 3, 2023

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of June 30, 2022 by:

•	each of our stockholders who is known by us to beneficially own 5% or more of our common stock;
•	each of our executive officers;
•	each of our directors; and
•	all of our directors and current executive officers as a group.

Beneficial ownership is determined based on the rules and regulations of the Commission. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. Applicable percentage ownership in the following table is based on the total of 220,009,575 shares of common stock outstanding as of June 30, 2022. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that are subject to options or warrants held by that person and exercisable as of, or within 60 days of, June 30, 2022. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each person named in the table has sole voting and dispositive power with respect to the shares of common stock set forth opposite that person’s name. Unless indicated below, the address of each individual listed below is c/o Forza Innovations, Inc. 30 Forzani Way NW, Calgary, Alberta T3Z 1L5.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Johnny Forzani	170,600,000	77.5%
Tom Forzani	250,000	(1)
Geoff Stanbury	150,000	(1)
All Officers and Directors	170,950,000	77.7%

(1) less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BF Borgers CPA PC served as our independent registered public accounting firm for the 2022 fiscal year and Michael Gillespie & Associates, PLLC served as our independent registered public accounting firm for the 2021 fiscal year.  The following table shows the fees that were billed for the audit and other services provided by these firms for 2022 and 2021 fiscal years.

	2022		2021
Audit Fees	$	***	$21,200
Audit-Related Fees		$-0-	$-0-
Tax Fees		$-0-	$-0-
All Other Fees		$-0-	$-0-
Total	$	***	$21,200

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

Forza Innovations, Inc.

Date: October 13, 2022	By:	/s/ Johnny Forzani
Johnny Forzani
President, Chief Financial Officer, Treasurer, Chief Financial Officer, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Johnny Forzani	President, Chief Financial Officer, Treasurer, Chief Financial Officer, Secretary, Director	October 13, 2022
Johnny Forzani

/s/ Tom Forzani	Director	October 13, 2022
Tom Forzani

/s/ Geoff Stanbury	Director	October 13, 2022
Geoff Stanbury
17

FORZA INNOVATIONS INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Forza Innovations Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Forza Innovations Inc. as of June 30, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

 Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

October 13, 2022

FORZA INNOVATIONS INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	June 30, 2021
ASSETS
Current assets:
Cash	$295,914	$13,677
Prepaid	5,130	—
Total current assets	301,044	13,677

Machinery and equipment, net	155,599	108,954
Website, net	—	15,250
Other assets	5,913	—
Total other assets	161,512	124,204
Total Assets	$462,556	$137,881

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$49,972	$35,400
Accrued interest	129,564	57,649
Convertible notes payable, net of discount of $424,889 and $12,500, respectively	905,111	150,000
Derivative liability	662,982	—
Loan payable	22,729	122,729
Due to related party	19,406	54,833
Total current liabilities	1,789,764	420,611
Total liabilities	1,789,764	420,611

Commitments and contingencies	—	—

Stockholders' equity (deficit):
Class B Preferred stock, $0.001 par value, 25,000,000 shares authorized, 10,000,000 issued and outstanding	10,000	10,000
Common stock, $0.001 par value, 700,000,000 shares authorized; 220,009,575 and 281,000,000 shares issued and outstanding, respectively	220,009	281,000
Common stock to be issued	26,231	—
Additional paid-in capital	4,611,790	2,921,000
Accumulated deficit	(6,195,238)	(3,494,730)
Total stockholders' deficit	(1,327,208)	(282,730)
Total Liabilities and Stockholders' Deficit	$462,556	$137,881

The accompanying notes are an integral part of these consolidated financial statements.

FORZA INNOVATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2022	2021
Revenue	$25,871	$—
Cost of revenue	2,792	—
Gross margin	23,079	—

Operating Expenses:
General & administrative expenses	152,315	60,165
Advertising and marketing	111,527	—
Compensation expense	319,857	—
Professional fees	270,318	—
Stock based compensation	1,068,731	—
Total operating expenses	1,922,748	60,165

Loss from operations	(1,899,669)	(60,165)

Other expense:
Interest expense	(150,351)	(26,033)
Loss on issuance of convertible debt	(1,165,877)	—
Change in fair value of derivatives	967,422	—
Debt discount amortization	(377,426)	(12,500)
Early payment penalties	(41,057)	—
Loss on asset impairment	(10,750)	—
Impairment expense	(22,800)	—
Loss on asset acquisition – related party	—	(2,704,865)
Loss on disposition of assets and liabilities	—	(365,019)
Total other expense	(800,839)	(3,108,417)

Loss before income taxes	(2,700,508)	(3,168,582)

Provision for income taxes	—	—

Net loss from continuing operations	(2,700,508)	(3,168,582)
Net income from discontinued operations	—	25,442
Net Loss	$(2,700,508)	$(3,143,140)

Net loss per common share, basic & diluted from continuing operations	$(0.01)	$(0.14)
Net income per common share, basic & diluted from discontinued operations	$—	$0.00
Net loss per common Share, basic & diluted	$(0.01)	$(0.14)
Weighted common shares outstanding, basic & diluted	286,360,095	23,031,507

The accompanying notes are an integral part of these consolidated financial statements.

FORZA INNOVATIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

	Common Shares	Common Stock	Preferred Shares	Preferred Stock	Paid in Capital	Common stock to be Issued	Accumulated Deficit	Total
Balance, June 30, 2020	181,000,000	$181,000	10,000,000	$10,000	$221,000	$—	$(351,590)	$60,410
Stock issued for asset acquisition	100,000,000	100,000	—	—	2,690,000	—	—	2,800,000
Net loss	—	—	—	—	—	—	(3,143,140)	(3,143,140)
Balance, June 30, 2021	281,000,000	281,000	10,000,000	10,000	2,921,000	—	(3,494,730)	(282,730)
Shares issued for conversion of debt	26,608,313	26,608	—	—	332,244	—	—	358,852
Options exercised – related party	500,000	500	—	—	23,543	—	—	24,043
Fair value of options granted	—	—	—	—	854,550	—	—	854,550
Shares issued for acquisition	—	—	—	—	—	22,800	—	22,800
Shares issued for cash	5,000,000	5,000	—	—	31,005	—	—	36,005
Shares granted for services	1,201,262	1,201	—	—	34,837	—	—	36,038
Shares granted for financing costs	5,700,000	5,700	—	—	205,050	3,431	—	214,181
Fair value of warrants granted	—	—	—	—	109,561	—	—	109,561
Shares cancelled – related party	(100,000,000)	(100,000)	—	—	100,000	—	—	—
Net loss	—	—	—	—	—	—	(2,700,508)	(2,700,508)
Balance, June 30, 2022	220,009,575	$220,009	10,000,000	$10,000	$4,611,790	$26,231	$(6,195,238)	$(1,327,208)

The accompanying notes are an integral part of these consolidated financial statements.

FORZA INNOVATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2022	2021
Cash flows from operating activities:
Net Loss	$(2,700,508)	$(3,168,582)
Adjustments to reconcile net loss to net cash used by operating activities:
Income from discontinued operations	—	25,422
Depreciation and amortization	36,021	10,931
Debt discount amortization	377,426	12,500
Loss on issuance of convertible debt	1,165,877	—
Change in fair value of derivatives	(967,422)	—
Common stock issued for services	250,219	—
Other stock-based compensation	964,911	—
Loss on asset acquisition – related party	—	2,704,865
Loss on asset impairment	10,750
Loss on disposition of assets and liabilities	22,800	365,019
Changes in operating assets and liabilities:
Prepaids	(5,130)	—
Other assets	(5,913)	—
Accounts payable	11,218	35,400
Accrued interest	127,606	44,915
Operating cash flow from discontinued operations	—	35,827
Net cash (used) provided by operating activities	(712,145)	66,297

Cash flows from investing activities:
Purchase of property and equipment	(75,612)	(40,000)
Investing cash flow from discontinued operations	—	(70,117)
Net cash used in investing activities	(75,612)	(110,117)

Cash flows from financing activities:
Advances from related party	27,088	54,833
Repayment of related party loans	(62,516)	—
Proceeds from convertible debt	1,410,374	—
Repayment of convertible debt	(365,000)	—
Proceeds from sale of common stock	36,005	—
Proceeds from the exercise of options	24,043	—
Financing cash flow from discontinued operations	—	2,664
Net cash provided by financing activities	1,069,994	57,497

Net change in cash	282,237	13,677

Cash, beginning of year	13,677	—
Cash, end of year	$295,914	$13,677

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,746	$—
Cash paid for taxes	$—	$—
Supplemental non-cash disclosure:
Common stock issued for conversion of debt	$340,691	$—

The accompanying notes are an integral part of these consolidated financial statements.

FORZA INNOVATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

NOTE 1 - NATURE OF OPERATIONS

Forza Innovations Inc. (the “Company”) was incorporated on December 9, 2014, under the laws of the State of Florida. The Company was a diversified multi-industry manufacturer of complex metal components and products. We serve all general industrial markets such as Aerospace, Automotive, Commercial, Food Processing, Industrial, Maritime, Medical, Railroad, Oil and Gas, Packaging, Telecom, Textiles, Robotics, Space Travel, Transportation and many more. We are a vertically integrated precision CNC manufacturing and fabrication company with core emphasis on product design, engineering and precision manufacturing of complex components and products.

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

On March 1, 2022, the Company entered into a Share Exchange Agreement (the “Agreement”) with Sustainable Origins Inc. (“Sustainable”), whereby the Company acquired 100% of the shares of Sustainable in exchange for 600,000 shares of the Company’s common stock and a cash payment of $17,000 and the payment of certain initial expenses, thereby making Sustainable a wholly-owned subsidiary of the Company. Sustainable is in the business of used cooking oil recycling and has recently entered into an asset purchase agreement with Oil Industries, Inc. of North Carolina to acquire certain assets related to the used cooking oil business. The Company valued the shares of common stock at $0.038, the closing stock price on the effective date of the agreement, for a valuation of $22,800. At the time of acquisition Sustainable had no operations. As such the Company fully impaired the $22,800. As of June 30, 2022, the shares have not yet been issued to Sustainable.

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash.`

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended June 30, 2022 or 2021.

Principles of Consolidation

The accompanying consolidated financial statements for year ended June 30, 2022, include the accounts of the Company and its wholly owned subsidiary, Sustainable Origins. All material inter-company transactions have been eliminated in consolidation.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended June 30, 2022.

Derivative Financial Instruments

The Company evaluates its convertible notes to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

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

The following table classifies the Company’s asset measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2022:

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$662,982
Total	$—	$—	$662,982

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to tax net operating loss carryforwards. The deferred tax assets and liabilities represent the future tax return consequences of these differences, which will either be taxable or deductible when assets and liabilities are recovered or settled, as well as operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond the Company’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of June 30, 2022, and 2021, no liability for unrecognized tax benefits was required to be reported.

Basic and Diluted Loss Per Share

Under ASC 260 “Earnings Per Share,” the Company presents basic and diluted earnings (loss) per-share (“EPS”) amounts on the face of the statements of operations. Basic EPS computed by dividing income (loss) available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. There were no potentially dilutive securities outstanding at June 30, 2022, and 2021. Accordingly, basic and diluted earnings (loss) per share is the same for both years.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company has chosen the early adoption of ASU 2020-06. The Company’s convertible notes payable are convertible at a fixed conversion price, which at the time of issuance was higher than the market price of the Company’s common stock, as such there was neither a derivative nor a beneficial conversion feature to account for.

The Company has implemented all new applicable accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As of June 30, 2022, the Company has an accumulated deficit of $6,195,238 ($3,069,884 of which is from the FY 2021 loss on the asset acquisition and disposition of assets).

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

Property and equipment stated at cost, less accumulated depreciation for continuing operations consisted of the following:

	June 30, 2022	June 30, 2021
Machinery and Equipment	$150,483	$117,072
Office Equipment	3,097	—
Vehicles	41,720	—
Less: accumulated depreciation	(39,701)	(8,118)
Property and equipment, net	$155,599	$108,954

Depreciation expense

Depreciation expense for the years ended June 30, 2022 and 2021 was $36,021 and $10,931, respectively.

Our capitalized software cost, less accumulated amortization consisted of the following:

	June 30, 2022	June 30, 2021
Software	$—	$18,000
Less: accumulated depreciation	—	(2,750)
Software, net	$—	$15,250

During the fourth quarter the Company determined that the software was no longer being used and chose to write off the asset and the associated accumulated amortization for a loss of $$10,750.

Amortization expense

Amortization expense for the years ended June 30, 2022 and 2021 was $4,500 and $0, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On January 2, 2020, the Company executed a 10% convertible promissory note in which it agreed to borrow up to $300,000. The note is convertible at a price per share equal to the lower of (a) the Fixed Conversion Price (which is fixed at a price equal to $0.30); or (b) 80% of the lowest trading price of the Company’s common stock during the 5 consecutive trading days prior to the date on which lender elects to convert all or part of the Note. The initial deposit of $125,000 was made on January 15, 2020, and included a $25,000 OID. As required by ASC 470-20-30-6 the Company recognized and measured the embedded beneficial conversion feature at the commitment date of $200,000 which was credited to paid in capital, a $150,000 debt discount and a $75,000 loss on the issuance of convertible debt. As of December 31, 2021, all of the debt discount has been amortized to interest expense. During the year ended June 30, 2022, the principal and all accrued interest were converted in full into shares of common stock per the terms of the agreement. As of June 30, 2022 and June 30, 2021, there is $0 and $150,000 and $0 and $40,250 of principal and interest, due on this loan, respectively.

During the year ended June 30, 2022, the Company issued, paid and or converted the following new convertible promissory notes.

Note Holder	Date	Maturity Date	Interest Rate	Loan Amount	Conversions/Payments	Balance June 30, 2022
Power Up Lending Group Ltd (1)	10/1/2021	10/1/2022	10%	$55,000	$(55,000)	$—
Fast Capital LLC (2)	10/26/2021	10/26/2022	10%	$65,000	$(35,000)	$30,000
Sixth Street Lending LLC (3)	11/17/2021	11/17/2022	10%	$55,000	$(55,000)	$—
Coventry Enterprises, LLC (4)	1/5/2022	1/5/2023	10%	$180,000	$(180,000)	$—
ONE44 Capital LLC (5)	1/13/2022	1/13/2023	10%	$160,000	$—	$160,000
Mast Hill Fund, L.P. (6)	1/20/2022	1/20/2023	12%	$350,000	$—	$350,000
Sixth Street Lending LLC (7)	2/1/2022	2/1/2023	10%	$80,000	$—	$80,000
ONE44 Capital LLC (5)	3/22/2022	3/22/2023	10%	$120,000	$—	$120,000
Sixth Street Lending LLC (7)	4/13/2022	4/13/2023	10%	$55,000	$—	$55,000
1800 Diagonal Lending LLC (7)	5/23/2022	5/23/2023	10%	$55,000	$—	$55,000
Coventry Enterprises, LLC (4)	6/3/2022	6/3/2023	10%	$480,000	$—	$480,000
			Total	$1,655,000	$(325,000)	$1,330,000
			Less debt discount			$(424,889)
						$905,111

 Conversion Terms

(1)	61% of the average of the three lowest trading price for 15 days prior to conversion date.
(2)	61% of the lowest trading price for 15 days, including conversion date.
(3)	61% of the lowest trading price for 15 days prior to conversion date.
(4)	Convertible only upon an event of default. 90% of the lowest trading price for 10 days prior to conversion date.
(5)	60% of the lowest trading price for 20 days, including conversion date.
(6)	Convertible only upon an event of default. Conversion would then be $0.10.
(7)	61% of the lowest trading price for 15 days prior to conversion date.

Total accrued interest on the above convertible notes as of June 30, 2022, is $109,769.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at June 30, 2021	—
Increase to derivative due to new issuances	1,648,566
Decrease to derivative due to conversion/payments	(18,162)
Derivative gain due to mark to market adjustment	(967,422)
Balance at June 30, 2022	$662,982

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of June 30, 2022, is as follows:

Inputs	June 30, 2022	Initial Valuation
Stock price	$0.0086	$0.018 – 0.24
Conversion price	$.0049	$0.010 - 0.082
Volatility (annual)	217.25% – 235.22%	311.48% - 35.86%
Risk-free rate	1.72% - 2.51%	0.09% - 2.09%
Dividend rate	—	—
Years to maturity	.32 – .9	1

NOTE 6 - NOTE PAYABLE

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s former sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LO

C bears interest at 5% per annum and is due on demand. On January 21, 2021, TCP assigned all of its rights, title and interest in the debt to Front Row Seating Inc. On September 28, 2021, $100,000 of the note was converted into 10,000,000 shares of common stock. As of June 30, 2022 and June 30, 2021, the Company owed $22,729 and $122,729 of principal and $19,796 and $17,399 of accrued interest, respectively.

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

The Company issued Tangiers 25,000 shares of its Common Stock as a commitment fee. The shares were valued at $0.1373, the closing price on the date of grant for total non-cash expense of $3,431. As of June 30, 2022, the shares have not yet been issued by the transfer agent and are disclosed as common stock to be issued.

During the year ended June 30, 2022, Tangiers converted $205,691 of principal and interest into 11,608,313 shares of common stock, converting the Note in full.

During the year ended June 30, 2022, Front Row Seating Inc. converted $100,000 of principal into 10,000,000 shares of common stock (see Note 6).

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

During the fourth quarter Mast Hill purchased 5,000,000 shares of common stock for total cash payment of $36,005.

During the fourth quarter Fast Capital. LLC converted $35,000 of their note payable into 5,000,000 shares of common stock.

The Company entered into a Marketing Services Agreement dated as of April 14, 2022 (the “Agreement”) with North Equities Corp. (“North Equities”) to provide marketing services to the Company. Pursuant to the terms of the Agreement, the Company issued 1,201,262 shares of common stock to North Equities. The shares were valued at $0.03, the closing stock price on the date of grant, for total non-cash expense of $36,038.

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

During the year ended June 30, 2021, Mr. Forzani advanced the Company $54,833, for general operating expenses, the advance is non-interest bearing and due on demand. During the year ended June 30, 2022, Mr. Forzani advanced the Company an additional $27,088 and was repaid $62,516, for a total due as of June 30, 2022, of $19,406.

On August 23, 2021, Mr. Forzani exercised 400,000 of his options for $20,000.

On October 26, 2021, Geoff Stanbury exercised 100,000 of his options for $4,043.

On June 8, 2022, Mr. Forzani agreed to cancel and return to treasury 100,000,000 shares of common stock issued in his name. The shares were cancelled in order to allow for enough shares to reserve pursuant to the terms of a the Promissory Note with Coventry Enterprises, LLC dated June 3, 2022.

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

A summary of the status of the Company’s outstanding stock options and changes during the year ended June 30, 2022 is presented below:

Stock Options	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at June 30, 2021	—	$—	—
Granted	1,500,000	0.05	—
Exercised	(500,000	$—
Expired	—	$—
Options outstanding at June 30, 2022	1,000,000	$0.05
Options exercisable at June 30, 2022	1,000,000	$0.05	$—

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

The Black Scholes pricing model was used to estimate the fair value of the warrants issued with the following inputs:

Number of Warrants	$900,000	$700,000	$350,000
Share price	$0.11	$0.05	$0.05
Exercise Price	$0.175	$0.50	$1.00
Term	5 years	5 years	5 years
Volatility	638.91%	634.09%	634.09%
Risk Free Interest Rate	1.43	1.62	1.62
Dividend rate	—	—	—
Intrinsic value	$—	$—	$—

A summary of the status of the Company’s outstanding stock options and changes during the year ended June 30, 2022 is presented below:

Warrants	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Warrants outstanding at June 30, 2021	—	$—
Granted	1,950,000	$0.44
Exercised	—	$—
Expired	—	$—
Warrants outstanding at June 30, 2022	1,950,000	$0.44
Warrants exercisable at June 30, 2022	1,950,000	$0.44	$—

NOTE 12 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used for the fiscal year ended June 30, 2022 and 2021.

Net deferred tax assets consist of the following components as of June 30:

	2022	2021
Deferred Tax Assets:
NOL Carryover	$1,301,000	$732,000
Deferred tax liabilities:
Less valuation allowance	(1,301,000)	$(732,000)
Net deferred tax assets	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended June 30, due to the following:

	2022	2021
Federal income tax benefit attributable to:
Current operations	$(567,000)	$(658,000)
Less: Valuation allowance	567,000	658,000
Net provision for Federal income taxes	$—	$—

At June 30, 2022, the Company had net operating loss carry forwards of approximately $1,301,000 that may be offset against future taxable income from the year 2023 to 2041. No tax benefit has been reported in the June 30, 2022 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 13 – DISCONTINUED OPERATIONS

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

In accordance with the provisions of ASC 205-20, Presentation of Financial Statements, we have separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets. The income and expenses have been reflected as discontinued operations in the consolidated Statements of Operations for the year ended June 30, 2021, and consist of the following:

For the Year Ended June 30, 2021
Revenue	$381,472
Cost of revenue	269,638
Gross Margin	111,834
Operating Expenses:
Payroll expense	32,676
General & administrative expenses	37,882
Total operating expenses	70,558

Income from operations	41,276
Total other expense	(15,854)
Net income from discontinued operations	$25,442

NOTE 14 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it has no material subsequent events to disclose in these consolidated financial statements other than the following.

Effective July 25, 2022, the Company reissued the 100,000,000 shares of common stock that were previously cancelled by its Mr. Forzani. The cancellation was reported on a Form 8-K filed June 15, 2022 (the “Previous 8-K”). Mr. Forzani temporarily cancelled his shares in order for the Company to complete the financing reported on the Previous 8-K.

On September 7, 2022, the Company filed with the Secretary of State of the State of Wyoming, an Articles of Amendment (the “Amendment”) designating the terms, preferences and rights of the 25,000,000 shares of the Company's previously authorized Class B Preferred Stock. Each share of Class B Preferred Stock entitles the holder thereof to ten thousand votes per share on all matters to be voted on by the holders of the Company’s common stock and is convertible into shares of the Company's common stock at the same rate. With respect to rights on liquidation, dissolution or winding up, shares of Class B Preferred Stock rank on parity with the Company's common stock.

On September 23, 2022, the Company, closed a Securities Purchase Agreement (the “Purchase Agreement”) with Mast Hill Fund, L.P., a Delaware limited partnership (“Mast Hill”), dated as of September 19, 2022, pursuant to which the Company issued Mast Hill a convertible promissory note in the principal amount of $290,000 (the “Note”), a five-year warrant to purchase up to 100,000,000 shares of common stock at a price of $0.003 per share (the “First Warrant”) and a warrant to purchase up to 100,000,000 shares of common stock at a price of $0.003 per share (the “Second Warrant”), which warrants are only exercisable upon an “Event of Default” as defined in the Note. The Note matures on September 19, 2023, and bears interest at a rate of 12% per annum. The Note is convertible into shares of common stock at $0.0015. The Note contains an original issue discount amount of $29,000 and legal fees payable to Mast Hill’s legal counsel of $5,000.

