Form 10-Q
period 2022-09-30
Forza Innovations Inc
filed 2022-11-16
CIK 1683131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

or

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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 11, 2022, the issuer had 509,192,482 shares of its common stock issued and outstanding.

1

FORZA INNOVATIONS INC.

2

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORZA INNOVATIONS INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

FORZA INNOVATIONS INC. CONSOLIDATED BALANCE SHEETS

	September 30, 2022	June 30, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$274,478	$295,914
Prepaid	—	5,130
Total current assets	274,478	301,044

Machinery and equipment, net	223,880	155,599
Other assets	5,913	5,913
Total other assets	229,793	161,512

Total Assets	$504,271	$462,556

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$110,632	$49,972
Accrued interest	136,589	129,564
Convertible notes payable, net of discount of $322,716 and $424,889, respectively	1,229,494	905,111
Derivative liability	607,005	662,982
Loan payable	22,729	22,729
Due to related party	19,306	19,406
Total current liabilities	2,125,755	1,789,764

Total liabilities	2,125,755	1,789,764

Commitments and contingencies	—	—

Stockholders' equity (deficit):
Class B Preferred stock, $0.001 par value, 25,000,000shares authorized, 10,000,000 issued and outstanding	10,000	10,000
Common stock, $0.001 par value, 700,000,000 shares authorized; 394,724,528 and 220,009,575 shares issued and outstanding, respectively	394,724	220,009
Common stock to be issued	26,231	26,231
Additional paid-in capital	4,980,802	4,611,790
Accumulated deficit	(7,033,241)	(6,195,238)
Total stockholders' deficit	(1,621,484)	(1,327,208)
Total Liabilities and Stockholders' Deficit	$504,271	$462,556

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FORZA INNOVATIONS INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended September 30,
	2022	2021
Revenue	$28,983	$—
Cost of revenue	5,440	—
Gross margin	23,543	—

Operating Expenses:
General & administrative expenses	63,330	32,398
Advertising and marketing	17,102	—
Compensation expense	184,796	—
Professional fees	82,942	65,962
Stock based compensation	188,675	854,550
Total operating expenses	536,845	952,910

Loss from operations	(513,302)	(952,910)

Other expense:
Interest expense	(59,145)	(8,352)
Loss on issuance of convertible debt	(38,333)	—
Loss on conversion of debt	(20,840)	—
Change in fair value of derivatives	(5,739)	—
Debt discount amortization	(200,644)	—
Total other expense	(324,701)	(8,352)

Loss before income taxes	(838,003)	(961,262)
Provision for income taxes	—	—
Net Loss	$(838,003)	$(961,262)
Net loss per common share, basic & diluted	$(0.00)	$(0.00)
Weighted common shares outstanding, basic & diluted	325,326,864	281,234,197

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FORZA INNOVATIONS INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (Unaudited)

	Common Shares	Common Stock	Preferred Shares	Preferred Stock	Paid in Capital	Common stock to be Issued	Accumulated Deficit	Total
Balance, June 30, 2022	220,009,575	$220,009	10,000,000	$10,000	$4,611,790	$26,231	$(6,195,238)	$(1,327,208)
Shares issued for conversion of debt	74,714,953	74,715	—	—	280,337	—	—	355,052
Fair value of warrants granted	—	—	—	—	188,675	—	—	188,675
Shares issues – related party	100,000,000	100,000	—	—	(100,000)	—	—	—
Net loss	—	—	—	—	—	—	(838,003)	(838,003)
Balance, September 30, 2022	394,724,528	$394,724	10,000,000	$10,000	$4,980,802	$26,231	$(7,033,241)	$(1,621,484)

	Common Shares	Common Stock	Preferred Shares	Preferred Stock	Paid in Capital	Common stock to be Issued	Accumulated Deficit	Total Stockholders' Deficit
Balance, June 30, 2021	281,000,000	$281,000	10,000,000	$10,000	$2,921,000	$—	$(3,494,730)	$(282,730)
Shares issued for conversion of debt	144,231	144	—	—	29,856	100,000	—	130,000
Options exercised – related party	400,000	400	—	—	19,600	—	—	20,000
Fair value of options granted	—	—	—	—	854,550	—	—	854,550
Net loss	—	—	—	—	—	—	(961,262)	(961,262)
Balance, September 30, 2022	281,554,231	$281,544	10,000,000	$10,000	$3,825,006	$100,000	$(4,455,992)	$(239,442)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FORZA INNOVATIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net Loss	$(838,003)	$(961,262)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	14,028	8,027
Debt discount amortization	200,644	—
Loss on issuance of convertible debt	38,333	—
Change in fair value of derivatives	5,739	—
Loss on conversion of debt	20,840	—
Other stock-based compensation	188,675	854,550
Changes in operating assets and liabilities:
Prepaids	5,130	—
Accounts payable and accrued liabilities	60,662	60,935
Accrued interest	59,145	8,352
Net cash used by operating activities	(244,807)	(29,398)

Cash flows from investing activities:
Purchase of property and equipment	(82,309)	—
Net cash used in investing activities	(82,309)	—

Cash flows from financing activities:
Advances from related party	—	21,096
Repayment of related party loans	(100)	—
Proceeds from convertible debt	305,780	—
Net cash provided by financing activities	305,680	21,096

Net change in cash	(21,436)	(8,302)

Cash, beginning of period	295,914	13,677
Cash, end of period	$274,478	$5,375

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Supplemental non-cash disclosure:
Common stock issued for conversion of debt	$179,160	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FORZA INNOVATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

On March 1, 2022, the Company entered into a Share Exchange Agreement (the “Agreement”) with Sustainable Origins Inc. (“Sustainable”), whereby the Company acquired 100% of the shares of Sustainable in exchange for 600,000 shares of the Company’s common stock and a cash payment of $17,000 and the payment of certain initial expenses, thereby making Sustainable a wholly-owned subsidiary of the Company. Sustainable is in the business of used cooking oil recycling and has recently entered into an asset purchase agreement with Oil Industries, Inc. of North Carolina to acquire certain assets related to the used cooking oil business. The Company valued the shares of common stock at $0.038, the closing stock price on the effective date of the agreement, for a valuation of $22,800. At the time of acquisition Sustainable had no operations. As such the Company fully impaired the $22,800. As of September 30, 2022, the shares have not yet been issued to Sustainable.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2022 and for the related periods presented have been made. The results for the three months ended September 30, 2022 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, filed with the Securities and Exchange Commission.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the three months ended September 30, 2022, or the year ended June 30, 2022.

Principles of Consolidation

The accompanying consolidated financial statements for three months ended September 30, 2022, include the accounts of the Company and its wholly owned subsidiary, Sustainable Origins. All material inter-company transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the period ended September 30, 2022.

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

The following table classifies the Company’s asset measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2022 and June 30, 2022:

September 30, 2022

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$607,005
Total	$—	$—	$607,005

June 30, 2022

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$662,982
Total	$—	$—	$662,982

Basic and Diluted Loss Per Share

Under ASC 260 “Earnings Per Share,” the Company presents basic and diluted earnings (loss) per-share (“EPS”) amounts on the face of the statements of operations. Basic EPS computed by dividing income (loss) available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Potentially diluted amounts from preferred stock are not presented when the effect of the computations are anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

Recent Accounting Pronouncements

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

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As of September 30, 2022, the Company has limited revenue and an accumulated deficit of $7,033,241 ($3,069,884 of which is from the FY 2021 loss on the asset acquisition and disposition of assets).

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

Property and equipment stated at cost, less accumulated depreciation for continuing operations consisted of the following:

	September 30, 2022	June 30, 2022
Machinery and Equipment	$222,793	$150,483
Office Equipment	3,097	3,097
Vehicles	51,720	41,720
Less: accumulated depreciation	(53,730)	(39,701)
Property and equipment, net	$223,880	$155,599

Depreciation expense

Depreciation expense for the three months ended September 30, 2022 and 2021 was $14,028 and $8,027, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

During the three months ended September 30, 2022, the Company issued, paid and or converted the following new convertible promissory notes.

Note Holder	Date	Maturity Date	Interest Rate	Balance June 30, 2022	Additions	Conversions	Balance September 30, 2022
Fast Capital LLC (1)	10/26/2021	10/26/2022	10%	$30,000	$—	$(30,000)	$—
ONE44 Capital LLC (3)	1/13/2022	1/13/2023	10%	$160,000	$—	$(15,000)	$145,000
Mast Hill Fund, L.P. (4)	1/20/2022	1/20/2023	12%	$350,000	$—	$(2,040)	$347,960
Sixth Street Lending LLC (5)	2/1/2022	2/1/2023	10%	$80,000	$—	$(80,000)	$—
ONE44 Capital LLC (3)	3/22/2022	3/22/2023	10%	$120,000	$—	$—	$120,000
Sixth Street Lending LLC (5)	4/13/2022	4/13/2023	10%	$55,000	$—	$—	$55,000
1800 Diagonal Lending LLC (5)	5/23/2022	5/23/2023	10%	$55,000	$—	$—	$55,000
Coventry Enterprises, LLC (2)	6/3/2022	6/3/2023	10%	$480,000	$—	$—	$480,000
1800 Diagonal Lending LLC (5)	7/26/2022	7/26/2023	10%	$—	$59,250	$—	$59,250
Mast Hill Fund, L.P. (6)	9/19/2022	9/19/2023	12%	$—	$290,000	$—	$290,000
		Total		$1,330,000	$349,250	$(127,040)	$1,552,210
		Less debt discount		$(424,889)			$(322,716)
		Convertible notes payable, net		$905,111			$1,229,494

Conversion Terms

(1)	61% of the lowest trading price for 15 days, including conversion date.
(2)	Convertible only upon an event of default. 90% of the lowest trading price for 10 days prior to conversion date.
(3)	60% of the lowest trading price for 20 days, including conversion date.
(4)	Convertible only upon an event of default. Conversion would then be $0.10.
(5)	61% of the lowest trading price for 15 days prior to conversion date.
(6)	Convertible at $0.0015

Total accrued interest on the above convertible notes as of September 30, 2022, is $116,507.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at June 30, 2021	$—
Increase to derivative due to new issuances	1,648,566
Decrease to derivative due to conversion/payments	(18,162)
Derivative gain due to mark to market adjustment	(967,422)
Balance at June 30, 2022	662,982
Increase to derivative due to new issuances	93,333
Decrease to derivative due to conversions	(155,049)
Derivative gain due to mark to market adjustment	5,739
Balance at September 30, 2022	$607,005

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of September 30, 2022 is as follows:

Inputs	September 30, 2022	Initial Valuation
Stock price	$0.002	$0.006 – 0.10
Conversion price	$.001	$0.001 - 0.03
Volatility (annual)	154.28% – 188.08%	210.52% - 377.36%
Risk-free rate	3.20% - 4.05%	0.47% - 3.06%
Dividend rate	—	—
Years to maturity	.29 – .64	1

NOTE 6 - NOTE PAYABLE

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s former sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LOC bears interest at 5% per annum and is due on demand. On January 21, 2021, TCP assigned all of its rights, title and interest in the debt to Front Row Seating Inc. On September 28, 2021, $100,000 of the note was converted into 10,000,000 shares of common stock. As of September 30, 2022 and June 30, 2022, the Company owed $22,729 and $22,729 of principal and $20,082 and $19,796 of accrued interest, respectively.

NOTE 7 – COMMON STOCK

During the first quarter, Fast Capital LLC converted $30,000 and $4,550 of principal and interest, respectively, into 11,328,868 shares of common stock.

During the first quarter, One44 Capital LLC converted $15,000 and $744 of principal and interest, respectively, into 5,247,947 shares of common stock.

During the first quarter, 1800 Diagonal Lending converted $80,000 and $4,626 of principal and interest, respectively, into 34,739,138 shares of common stock.

During the first quarter, Mast Hill Fund, L.P converted $2,040 and $42,200 of principal and interest, respectively, into 23,400,000 shares of common stock. The Company recognized a loss on conversion of debt of $20,840.

NOTE 8 – PREFERRED STOCK

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

NOTE 9 - RELATED PARTY TRANSACTIONS

Mr. Forzani has advanced the Company funds for general operating expenses, the advances are non-interest bearing and due on demand. As of September 30, 2022, and June 30, 2022, the Company owes Mr. Forzani $19,306 and $19,406, respectively.

On July 25, 2022, the Company reissued the 100,000,000 shares of common stock that were previously cancelled by its Mr. Forzani. The cancellation was reported on a Form 8-K filed June 15, 2022 (the “Previous 8-K”). Mr. Forzani temporarily cancelled his shares in order for the Company to complete the financing reported on the Previous 8-K.

NOTE 10– STOCK OPTIONS

On August 3, 2021, the Company granted 1,000,000 options to Johnny Forzani, CEO, 250,000 options to Geoff Stanbury, director, and 250,000 options to Tom Forzani, Director. The options were issued pursuant the Company’s 2021 Equity Award Plan. The options are exercisable at $0.05, are immediately vested and expire in two years.

A summary of the status of the Company’s outstanding stock options and changes during the period is presented below:

Stock Options	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at June 30, 2021	—	$—	—
Granted	1,500,000	$0.05	—
Exercised	(500,000)	$—	—
Expired	—	$—	—
Options outstanding at June 30, 2022	1,000,000	$0.05	—
Granted	—	$—	—
Exercised	—	$—	—
Expired	—	$—	—
Options outstanding at September 30, 2022	1,000,000	$0.05	—
Options exercisable at September 30, 2022	1,000,000	$0.05	$—

Range of Exercise Prices	Number Outstanding 9/30/2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.05	1,000,000	1.16 years	$0.05

NOTE 11 – WARRANTS

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

Using the fair value calculation, the relative fair value between the debt issued and the warrants was calculated to determine the warrants recorded equity amount of $188,675, accounted for in additional paid in capital.

A summary of the status of the Company’s outstanding stock options and changes during the period is presented below:

Warrants	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Warrants outstanding at June 30, 2021	—	$—	—
Granted	1,950,000	$0.44	—
Exercised	—	$—	—
Expired	—	$—	—
Warrants outstanding at June 30, 2022	1,950,000	$0.44	—
Granted	200,000,000	$0.003	—
Exercised		$—	—
Expired		$—	—
Warrants outstanding at September 30, 2022	201,950,000	$0.007	—
Warrants exercisable at September 30, 2022	201,950,000	$0.007	$—

Range of Exercise Prices	Number Outstanding September 30, 2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.003 - 0.44	201,950,000	4.97 years	$0.007

NOTE 12 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it has no material subsequent events to disclose in these consolidated financial statements other than the following.

On October 21, 2022, 1800 Diagonal Lending converted $15,000 of principal into 17,647,059 shares of common stock.

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

Results of Operation for the Three Months Ended September 30, 2022 Compared to the September 30, 2021

Revenues and Cost of Revenue

We earned revenues of $28,983 during the three months ended September 30, 2022, compared to $nil for the same period in 2021. Our cost of revenue was $5,440 during the three months ended September 30, 2022, compared to $nil for the same period in 2021.

Operating Expenses from Continuing Operations

Operating expenses from continuing operations for the three months ended September 30, 2022 and 2021, consisted of general and administrative expenses of $63,330 and $32,398, respectively. During the three months ended September 30, 2022, we incurred $17,102 of advertising and marketing expenses compared to $nil for the same period in 2021. We also had $184,796 of compensation expense for the three months ended September 30, 2022, compared to $nil for the same period in 2021. We incurred $82,942 in professional fees for the three months ended September 30, 2022, compared to $65,962 for the same period in 2021. Stock based compensation was $188,675 for the three months ended September 30, 2022, compared to $854,550.

Net Loss from Continuing Operations

Our net loss from continuing operations for the three months ended September 30, 2022 was $838,003 compared to $961,262 for the prior period.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $7,033,241 at September 30, 2022, and had a net loss from continuing operations of $513,302 for three months ended September 30, 2022.

For the three months ended September 30, 2022, we used $838,003 of cash in operating activities, compared to using $961,262 for the three months ended September 30, 2021.

We used $82,309 cash in investing activities from continuing operations for the three months ended September 30, 2022 compared to $nil in2021.

Net cash received from financing activities for the three months ended September 30, 2022 was $305,680 compared to $21,096 provided by financing activities in the prior period.

On January 2, 2021, the Company executed a 10% convertible promissory note in which it agreed to borrow up to $300,000. The note is convertible at a price per share equal to the lower of (a) the Fixed Conversion Price (which is fixed at a price equal to $0.30); or (b) 80% of the lowest trading price of the Company’s common stock during the 5 consecutive trading days prior to the date on which lender elects to convert all or part of the Note. The initial deposit of $125,000 was made on January 15, 2021 and included a $25,000 OID. As required by ASC 470-20-30-6 the Company recognized and measured the embedded beneficial conversion feature at the commitment date of $200,000 which was credited to paid in capital, a $150,000 debt discount and a $75,000 loss on the issuance of convertible debt. As of September 30, 2022, all of the debt discount has been amortized to interest expense. On August 17, 2022, $30,000 of the note was converted into 144,231 shares of common stock per the terms of the agreement. As of September 30, 2022, there is $120,000 and $47,055 of principal and interest due on this loan, respectively.

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s former sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LOC bears interest at 5% per annum and is due on demand. On January 21, 2022, TCP assigned all of its rights, title and interest in the debt to Front Row Seating Inc. On September 28, 2022, $100,000 of the note was converted into 10,000,000 shares of common stock. As of September 30, 2022, the shares have not been issued and are disclosed as common stock to be issued. As of September 30, 2022 and 2021, the Company owed $22,729 and $122,729 of principal and $18,946 and $11,279 of accrued interest, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the quarterly period ended September 30, 2022.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Forza Innovations Inc.
Date: November 16, 2022	/s/ Johnny Forzani
Johnny Forzani
President, Chief Financial Officer, Treasurer, Chief Financial Officer, Secretary (Principal Executive, Financial and Accounting Officer)

