Form 10-Q
period 2022-12-31
Forza Innovations Inc
filed 2023-02-17
CIK 1683131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2022

or

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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 14, 2023, the issuer had 829,286,859 shares of its common stock issued and outstanding.

1

FORZA INNOVATIONS INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORZA INNOVATIONS INC.

FORZA INNOVATIONS INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	June 30, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$51,517	$295,914
Prepaid	—	5,130
Loans receivable	18,750	—
Total current assets	70,267	301,044
Machinery and equipment, net	205,587	155,599
Other assets	5,913	5,913
Total other assets	211,500	161,512
Total Assets	$281,767	$462,556

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$117,545	$49,972
Accrued interest	152,335	129,564
Convertible notes payable, net of discount of $199,787 and $424,889, respectively	1,298,066	905,111
Derivative liability	561,495	662,982
Loan payable	22,729	22,729
Due to related party	19,306	19,406
Total current liabilities	2,171,476	1,789,764
Total liabilities	2,171,476	1,789,764

Commitments and contingencies	—	—

Stockholders' equity (deficit):
Class B Preferred stock, $0.001 par value, 25,000,000 shares authorized, 10,000,000 issued and outstanding	10,000	10,000
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 780,158,991 and 220,009,575 shares issued and outstanding, respectively	780,159	220,009
Common stock to be issued	26,231	26,231
Additional paid-in capital	5,189,234	4,611,790
Accumulated deficit	(7,895,333)	(6,195,238)
Total stockholders' deficit	(1,889,709)	(1,327,208)
Total Liabilities and Stockholders' Deficit	$281,767	$462,556

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FORZA INNOVATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2022	2021	2022	2021
Revenue	$31,615	$—	$60,598	$—
Cost of revenue	20,760	—	26,200	—
Gross margin	10,855	—	334,398	—

Operating Expenses:
General & administrative expenses	80,254	68,248	143,584	166,608
Advertising and marketing	12,415	—	29,517
Compensation expense	165,208	110,280	350,004	110,280
Professional fees	76,198	—	159,140
Stock based compensation	108,769	—	297,444	854,550
Total operating expenses	442,844	178,528	979,689	1,131,438
Loss from operations	(431,989)	(178,528)	(945,291)	(1,131,438)

Other income (expense):
Interest expense	(21,244)	(8,940)	(80,389)	(17,292)
Loss on issuance of convertible debt	(46,750)	(298,710)	(85,083)	(298,710)
Loss on conversion of debt	(155,441)	—	(176,281)	—
Change in fair value of derivatives	5,161	131,052	(578)	131,052
Debt discount amortization	(199,679)	(32,095)	(400,323)	(32,095)
Early payment penalty	(12,150)	—	(12,150)	—
Total other expense	(430,103)	(208,693)	(754,804)	(217,045)
Loss before income taxes	(862,092)	(387,221)	(1,700,095)	(1,348,483)
Provision for income taxes	—	—	—	—
Net Loss	$(862,092)	$(387,221)	$(1,700,095)	$(1,348,483)
Net loss per common share, basic & diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted common shares outstanding, basic & diluted	533,855,996	288,806,689	425,035,657	284,903,345

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FORZA INNOVATIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Unaudited)

	Common Shares	Common Stock	Preferred Shares	Preferred Stock	Paid in Capital	Common stock to be Issued	Accumulated Deficit	Total
Balance, June 30, 2022	220,009,575	$220,009	10,000,000	$10,000	$4,611,790	$26,231	$(6,195,238)	$(1,327,208)
Shares issued for conversion of debt	74,714,953	74,715	—	—	280,337	—	—	355,052
Fair value of warrants granted	—	—	—	—	188,675	—	—	188,675
Shares issues – related party	100,000,000	100,000	—	—	(100,000)	—	—	—
Net loss	—	—	—	—	—	—	(838,003)	(838,003)
Balance, December 31, 2022	394,724,528	394,724	10,000,000	10,000	4,980,802	26,231	(7,033,241)	(1,621,484)
Shares issued for conversion of debt	385,434,463	385,435	—	—	99,663	—	—	485,098
Fair value of warrants granted	—	—	—	—	108,769	—	—	108,769
Net loss	—	—	—	—	—	—	(862,092)	(862,092)
Balance, December 31, 2022	780,158,991	$780,159	10,000,000	$10,000	$5,189,234	$26,231	$(7,895,333)	$(1,889,709)

	Common Shares	Common Stock	Preferred Shares	Preferred Stock	Paid in Capital	Common stock to be Issued	Accumulated Deficit	Total Stockholders' Deficit
Balance, June 30, 2021	281,000,000	$281,000	10,000,000	$10,000	$2,921,000	$—	$(3,494,730)	$(282,730)
Shares issued for conversion of debt	144,231	144	—	—	29,856	100,000	—	130,000
Options exercised – related party	400,000	400	—	—	19,600	—	—	20,000
Fair value of options granted	—	—	—	—	854,550	—	—	854,550
Net loss	—	—	—	—	—	—	(961,262)	(961,262)
Balance, December 31, 2021	281,554,231	281,544	10,000,000	10,000	3,825,006	100,000	(4,455,992)	(239,442)
Shares issued for conversion of debt	10,000,000	10,000	—	—	90,000	(100,000)	—	—
Options exercised – related party	100,000	100	—	—	3,943	—	—	4,043
Shares granted for financing costs	—		—	—	—	3,431	—	3,431
Net loss	—	—	—	—	—	—	(387,221)	(387,221)
Balance, December 31, 2021	291,644,231	$291,644	10,000,000	$10,000	$3,918,949	$3,431	$(4,843,213)	$(619,189)

The accompanying notes are an integral part of these unaudited consolidated financial statements

FORZA INNOVATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net Loss	$(1,700,095)	$(1,348,483)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	32,322	16,117
Debt discount amortization	400,323	32,095
Loss on issuance of convertible debt	85,083	298,710
Change in fair value of derivatives	578	(131,052)
Loss on conversion of debt	176,281	—
Common stock issued for services	—	3,431
Other stock-based compensation	297,444	854,550
Changes in operating assets and liabilities:
Prepaids	5,130	—
Accounts payable and accrued liabilities	67,573	2,100
Accrued interest	75,839	17,292
Accrued compensation	—	80,000
Net cash used by operating activities	(559,522)	(175,240)

Cash flows from investing activities:
Purchase of property and equipment	(82,305)	—
Loans receivable	(18,750)	—
Net cash used in investing activities	(101,055)	—

Cash flows from financing activities:
Advances from related party	—	27,088
Repayment of related party loans	(100)	(28,106)
Proceeds from convertible debt	446,280	161,500
Repayment of convertible debt	(30,000)	—
Proceeds from the exercise of options	—	24,043
Net cash provided by financing activities	416,180	184,525

Net change in cash	(244,397)	9,285

Cash, beginning of period	295,914	13,677
Cash, end of period	$51,517	$22,962

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Supplemental non-cash disclosure:
Common stock issued for conversion of debt	$381,717	$130,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FORZA INNOVATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

On March 1, 2022, the Company entered into a Share Exchange Agreement (the “Agreement”) with Sustainable Origins Inc. (“Sustainable”), whereby the Company acquired 100% of the shares of Sustainable in exchange for 600,000 shares of the Company’s common stock and a cash payment of $17,000 and the payment of certain initial expenses, thereby making Sustainable a wholly-owned subsidiary of the Company. Sustainable is in the business of used cooking oil recycling and has recently entered into an asset purchase agreement with Oil Industries, Inc. of North Carolina to acquire certain assets related to the used cooking oil business. The Company valued the shares of common stock at $0.038, the closing stock price on the effective date of the agreement, for a valuation of $22,800. At the time of acquisition Sustainable had no operations. As such the Company fully impaired the $22,800. As of December 31, 2022, the shares have not yet been issued to Sustainable.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2022 and for the related periods presented have been made. The results for the six months ended December 31, 2022 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, filed with the Securities and Exchange Commission.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the six months ended December 31, 2022, or the year ended June 30, 2022.

Principles of Consolidation

The accompanying unaudited consolidated financial statements for three and six months ended December 31, 2022, include the accounts of the Company and its wholly owned subsidiary, Sustainable Origins. All material inter-company transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the period ended December 31, 2022.

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

The following table classifies the Company’s asset measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2022 and June 30, 2022:

December 30, 2022

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$561,495
Total	$—	$—	$561,495

June 30, 2022

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$662,982
Total	$—	$—	$662,982

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

NOTE 3 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As of December 31, 2022, the Company has limited revenue and an accumulated deficit of $7,895,333 ($3,069,884 of which is from the FY 2021 loss on the asset acquisition and disposition of assets).

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

Property and equipment stated at cost, less accumulated depreciation for continuing operations consisted of the following:

	December 31, 2022	June 30, 2022
Machinery and Equipment	$222,793	$150,483
Office Equipment	3,097	3,097
Vehicles	51,720	41,720
Less: accumulated depreciation	(72,023)	(39,701)
Property and equipment, net	$205,587	$155,599

Depreciation expense

Depreciation expense for the six months ended December 31, 2022 and 2021 was $32,322 and $16,117, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

During the six months ended December 31, 2022, the Company issued, paid and or converted the following new convertible promissory notes.

Note Holder	Date	Maturity Date	Interest Rate	Balance June 30, 2022	Additions	Conversions	Balance December 31, 2022
Fast Capital LLC (1)	10/26/2021	10/26/2022	10%	$30,000	$—	$(30,000)	$—
ONE44 Capital LLC (3)	1/13/2022	1/13/2023	10%	$160,000	$—	$(15,000)	$145,000
Mast Hill Fund, L.P. (4)	1/20/2022	1/20/2023	12%	$350,000	$—	$(123,647)	$226,353
Sixth Street Lending LLC (5)	2/1/2022	2/1/2023	10%	$80,000	$—	$(80,000)	$—
ONE44 Capital LLC (3)	3/22/2022	3/22/2023	10%	$120,000	$—	$—	$120,000
Sixth Street Lending LLC (5)	4/13/2022	4/13/2023	10%	$55,000	$—	$(55,000)	$—
1800 Diagonal Lending LLC (5)	5/23/2022	5/23/2023	10%	$55,000	$—	$(55,000)	$—
Coventry Enterprises, LLC (2)	6/3/2022	6/3/2023	10%	$480,000	$—	$—	$480,000
1800 Diagonal Lending LLC (5)	7/26/2022	7/26/2023	10%	$—	$59,250	$—	$59,250
Mast Hill Fund, L.P. (6)	9/19/2022	9/19/2023	12%	$—	$290,000	$—	$290,000
1800 Diagonal Lending LLC (5)	11/11/2022	11/11/2023	10%	$—	$44,250	$—	$44,250
Mast Hill Fund, L.P. (7)	12/16/2022	12/16/2022	12%	$—	$233,000	$(100,000)	$133,000
			Total	$1,330,000	$626,500	$(458,647)	$1,497,853
		Less debt discount		$(424,889)			$(199,787)
	Convertible notes payable, net			$905,111			$1,298,066

Conversion Terms

(1)	61% of the lowest trading price for 15 days, including conversion date.
(2)	Convertible only upon an event of default. 90% of the lowest trading price for 10 days prior to conversion date.
(3)	60% of the lowest trading price for 20 days, including conversion date.
(4)	Convertible only upon an event of default. Conversion would then be $0.10.
(5)	61% of the lowest trading price for 15 days prior to conversion date.
(6)	Convertible at $0.0015.
(7)	Convertible at $0.0007.

Total accrued interest on the above convertible notes as of December 31, 2022, is $131,966.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at June 30, 2021	$—
Increase to derivative due to new issuances	1,648,566
Decrease to derivative due to conversion/payments	(18,162)
Derivative gain due to mark to market adjustment	(967,422)
Balance at June 30, 2022	662,982
Increase to derivative due to new issuances	180,083
Decrease to derivative due to conversions	(282,148)
Derivative gain due to mark to market adjustment	578
Balance at December 31, 2022	$561,495

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of December 31, 2022 is as follows:

Inputs	December 31, 2022	Initial Valuation
Stock price	$0.0005	$0.0014 – 0.0086
Conversion price	$0.0002 – 0.0003	$0.0006 - 0.0049
Volatility (annual)	230.9% – 319.5%	210.52% - 237.49%
Risk-free rate	4.42% - 4.72%	2.51% - 4.59%
Dividend rate	—	—
Years to maturity	.25 – .86	1

NOTE 6 - NOTE PAYABLE

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s former sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LOC bears interest at 5% per annum and is due on demand. On January 21, 2021, TCP assigned all of its rights, title and interest in the debt to Front Row Seating Inc. On September 28, 2021, $100,000 of the note was converted into 10,000,000 shares of common stock. As of December 31, 2022 and June 30, 2022, the Company owed $22,729 and $22,729 of principal and $20,082 and $19,796 of accrued interest, respectively.

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

During the second quarter, 1800 Diagonal Lending converted $110,000 and $5,500 of principal and interest, respectively, into 186,262,331 shares of common stock.

During the second quarter, Mast Hill Fund, L.P converted $121,607 of principal, into 210,500,000 shares of common stock. The Company recognized a loss on conversion of debt of $113,263.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

Mr. Forzani has advanced the Company funds for general operating expenses, the advances are non-interest bearing and due on demand. As of December 31, 2022, and June 30, 2022, the Company owes Mr. Forzani $19,306 and $19,406, respectively.

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

A summary of the status of the Company’s outstanding stock options and changes during the period is presented below:

Stock Options	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at June 30, 2021	—	$—	—
Granted	1,500,000	$0.05	—
Exercised	(500,000)	$—	—
Expired	—	$—	—
Options outstanding at June 30, 2022	1,000,000	$0.05	—
Granted	—	$—	—
Exercised	—	$—	—
Expired	—	$—	—
Options outstanding at December 31, 2022	1,000,000	$0.05	—
Options exercisable at December 31, 2022	1,000,000	$0.05	$—

Range of Exercise Prices	Number Outstanding 12/31/2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.05	1,000,000	.91 years	$0.05

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

On December 16, 2022, the Company, closed a Securities Purchase Agreement (the “Purchase Agreement”) with Mast Hill, pursuant to which the Company issued Mast Hill a convertible promissory note in the principal amount of $233,000 (the “Note”), a five-year warrant to purchase up to 155,000,000 shares of common stock at a price of $0.0015 per share (the “First Warrant”) and a warrant to purchase up to 100,000,000 shares of common stock at a price of $0.003 per share (the “Second Warrant”), which warrants are only exercisable upon an “Event of Default” as defined in the Note.

Using the fair value calculation, the relative fair value between the debt issued and the warrants was calculated to determine the warrants recorded equity amount of $108,769, accounted for in additional paid in capital.

A summary of the status of the Company’s outstanding stock options and changes during the period is presented below:

Warrants	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Warrants outstanding at June 30, 2021	—	$—	—
Granted	1,950,000	$0.44	—
Exercised	—	$—	—
Expired	—	$—	—
Warrants outstanding at June 30, 2022	1,950,000	$0.44	—
Granted	455,000,000	$0.004	—
Exercised		$—	—
Expired		$—	—
Warrants outstanding at December 31, 2022	456,950,000	$0. 004	—
Warrants exercisable at December 31, 2022	456,950,000	$0. 004	$—

Range of Exercise Prices	Number Outstanding 12/31/2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.0015 - 0.44	201,950,000	4.97 years	$0.004

NOTE 12 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it has no material subsequent events to disclose in these consolidated financial statements other than the following.

On January 24, 2023, Mast Hill converted $10,590 of principal into 37,800,000 shares of common stock.

Effective February 13, 2023, the Company amended its Articles of Incorporation, to increase the authorized shares of common stock from 700,000,000 to 100,000,000,000 (100 bil).

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

Results of Operation for the Three Months Ended December 31, 2022 Compared to the Three Months December 31, 2021

Revenues and Cost of Revenue

We earned revenues of $31,615 during the three months ended December 31, 2022, compared to $nil for the same period in 2021. Our cost of revenue was $20,760 during the three months ended December 31, 2022, compared to $nil for the same period in 2021.

Operating Expenses from Continuing Operations

Operating expenses from continuing operations for the three months ended December 31, 2022 and 2021, consisted of general and administrative expenses of $80,254 and $68,248, respectively. During the three months ended December 31, 2022, we incurred $12,415 of advertising and marketing expenses compared to $nil for the same period in 2021. We also had $165,208 of compensation expense for the three months ended December 31, 2022, compared to $110,280 for the same period in 2021. We incurred $76,198 in professional fees for the three months ended December 31, 2022, compared to $nil for the same period in 2021. Stock based compensation was $108,769 for the three months ended December 31, 2022, compared to $nil in 2021.

Net Loss from Continuing Operations

Our net loss from continuing operations for the three months ended December 31, 2022 was $431,989 compared to $178,528 for the prior period.

Results of Operation for the Six Months Ended December 31, 2022 Compared to the Six Months Ended December 31, 2021

Revenues and Cost of Revenue

We earned revenues of $60,598 during the six months ended December 31, 2022, compared to $nil for the same period in 2021. Our cost of revenue was $26,200 during the six months ended December 31, 2022, compared to $nil for the same period in 2021.

Operating Expenses from Continuing Operations

Operating expenses from continuing operations for the six months ended December 31, 2022 and 2021, consisted of general and administrative expenses of $143,584 and $166,608, respectively. During the six months ended December 31, 2022, we incurred $29,517 of advertising and marketing expenses compared to $nil for the same period in 2021. We also had $350,004 of compensation expense for the six months ended December 31, 2022, compared to $110,280 for the same period in 2021. We incurred $159,140 in professional fees for the six months ended December 31, 2022, compared to $nil for the same period in 2021. Stock based compensation was $297,444 for the six months ended December 31, 2022, compared to $854,550 in 2021.

Net Loss from Continuing Operations

Our net loss from continuing operations for the six months ended December 31, 2022 was $945,291 compared to $1,131,438 for the prior period.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $7,895,333 at December 31, 2022, and had a net loss from continuing operations of $1,700,095 for the six months ended December 31, 2022.

For the six months ended December 31, 2022, we used $559,522 of cash in operating activities, compared to $175,240 for the six months ended December 31, 2021.

We used net cash of $101,055 in investing activities f for the six months ended December 31, 2022 compared to $nil in 2021.

Net cash received from financing activities for the six months ended December 31, 2022 was $416,180 compared to $184,525 provided by financing activities in the prior period. In the current period we received $446,280 from the issuance of convertible debt.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the quarterly period ended December 31, 2022.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Label Linkbase Document
101. PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forza Innovations Inc.

Date: February 17, 2023	/s/ Johnny Forzani
Johnny Forzani
President, Chief Financial Officer, Treasurer, Chief Financial Officer, Secretary (Principal Executive, Financial and Accounting Officer)

