Form 10-Q
period 2023-03-31
Forza Innovations Inc
filed 2023-05-22
CIK 1683131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)

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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 19, 2023, the issuer had 1,364,972,026 shares of its common stock issued and outstanding.

1

FORZA INNOVATIONS INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORZA INNOVATIONS INC.

FORZA INNOVATIONS INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	June 30, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$12,638	$295,914
Prepaid	—	5,130
Loans receivable	46,250	—
Total current assets	58,888	301,044
Machinery and equipment, net	187,347	155,599
Other assets	5,913	5,913
Total other assets	193,260	161,512
Total Assets	$252,148	$462,556

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$109,025	$49,972
Accrued interest	200,842	129,564
Convertible notes payable, net of discount of $199,787 and $424,889, respectively	1,502,005	905,111
Derivative liability	1,063,934	662,982
Loan payable	22,729	22,729
Due to related party	19,306	19,406
Total current liabilities	2,917,841	1,789,764
Total liabilities	2,917,841	1,789,764

Commitments and contingencies	—	—

Stockholders' equity (deficit):
Class B Preferred stock, $0.001 par value, 25,000,000 shares authorized, 10,000,000 issued and outstanding	10,000	10,000
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 1,229,887,991 and 220,009,575 shares issued and outstanding, respectively	1,229,888	220,009
Common stock to be issued	26,231	26,231
Additional paid-in capital	5,042,872	4,611,790
Accumulated deficit	(8,974,684)	(6,195,238)
Total stockholders' deficit	(2,665,693)	(1,327,208)
Total Liabilities and Stockholders' Deficit	$252,148	$462,556

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FORZA INNOVATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2023	2022	2023	2022
Revenue	$39,954	$—	$100,552	$—
Cost of revenue	356	—	26,556	—
Gross margin	39,598	—	73,996	—

Operating Expenses:
General & administrative expenses	80,134	223,624	223,718	359,221
Advertising and marketing	1,888	—	31,405	—
Compensation expense	86,938	101,176	436,942	211,456
Professional fees	42,544	81,730	201,684	112,741
Stock based compensation	126,066	—	423,510	854,550
Total operating expenses	337,570	406,530	1,317,259	1,537,968

Loss from operations	(297,972)	(406,530)	(1,243,263)	(1,537,968)

Other income (expense):
Interest expense	(54,639)	(72,715)	(135,028)	(90,007)
Loss on issuance of convertible debt	—	(796,436)	(85,083)	(1,095,146)
Loss on conversion of debt	(32,719)	—	(209,000)	—
Change in fair value of derivatives	(586,251)	385,084	(586,829)	516,136
Debt discount amortization	(107,770)	(108,633)	(508,093)	(140,728)
Early payment penalty	—	—	(12,150)	—
Total other expense	(781,379)	(592,700)	(1,536,183)	(809,745)

Loss before income taxes	(1,079,351)	(999,230)	(2,779,446)	(2,347,713)
Provision for income taxes	—	—	—	—
Net Loss	$(1,079,351)	$(999,230)	$(2,779,446)	$(2,347,713)
Net loss per common share, basic & diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted common shares outstanding, basic & diluted	908,032,890	295,432,901	583,684,383	288,361,958

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FORZA INNOVATIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023

(Unaudited)

	Common Shares	Common Stock	Preferred Shares	Preferred Stock	Paid in Capital	Common stock to be Issued	Accumulated Deficit	Total
Balance, June 30, 2022	220,009,575	$220,009	10,000,000	$10,000	$4,611,790	$26,231	$(6,195,238)	$(1,327,208)
Shares issued for conversion of debt	74,714,953	74,715	—	—	280,337	—	—	355,052
Fair value of warrants granted	—	—	—	—	188,675	—	—	188,675
Shares issues – related party	100,000,000	100,000	—	—	(100,000)	—	—	—
Net loss	—	—	—	—	—	—	(838,003)	(838,003)
Balance, September 30, 2022	394,724,528	394,724	10,000,000	10,000	4,980,802	26,231	(7,033,241)	(1,621,484)
Shares issued for conversion of debt	385,434,463	385,435	—	—	99,663	—	—	485,098
Fair value of warrants granted	—	—	—	—	108,769	—	—	108,769
Net loss	—	—	—	—	—	—	(862,092)	(862,092)
Balance, December 31, 2022	780,158,991	780,159	10,000,000	10,000	5,189,234	26,231	(7,895,333)	(1,889,709)
Shares issued for conversion of debt	449,729,900	449,729	—	—	(272,428)	—	—	177,301
Fair value of warrants granted	—	—	—	—	126,066	—	—	126,066
Net loss	—	—	—	—	—	—	(1,079,351)	(1,079,351)
Balance, March 31, 2023	1,229,887,991	$1,229,888	10,000,000	$10,000	$5,042,872	$26,231	$(8,974,684)	$(2,665,693)

FORZA INNOVATIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022

(Unaudited)

	Common Shares	Common Stock	Preferred Shares	Preferred Stock	Paid in Capital	Common stock to be Issued	Accumulated Deficit	Total Stockholders' Deficit
Balance, June 30, 2021	281,000,000	$281,000	10,000,000	$10,000	$2,921,000	$—	$(3,494,730)	$(282,730)
Shares issued for conversion of debt	144,231	144	—	—	29,856	100,000	—	130,000
Options exercised – related party	400,000	400	—	—	19,600	—	—	20,000
Fair value of options granted	—	—	—	—	854,550	—	—	854,550
Net loss	—	—	—	—	—	—	(961,262)	(961,262)
Balance, September 30, 2021	281,554,231	281,544	10,000,000	10,000	3,825,006	100,000	(4,455,992)	(239,442)
Shares issued for conversion of debt	10,000,000	10,000	—	—	90,000	(100,000)	—	—
Options exercised – related party	100,000	100	—	—	3,943	—	—	4,043
Shares granted for financing costs	—		—	—	—	3,431	—	3,431
Net loss	—	—	—	—	—	—	(387,221)	(387,221)
Balance, December 31, 2021	291,644,231	291,644	10,000,000	10,000	3,918,949	3,431	(4,843,213)	(619,189)
Shares issued for conversion of debt	4,105,730	4,104	—	—	100,371	—	—	104,475
Shares granted for financing costs	2,700,000	2,700	—	—	161,550	—	—	164,250
Fair value of warrants granted	—	—	—	—	109,561	—	—	109,561
Net loss	—	—	—	—	—	—	(999,230)	(999,230)
Balance, March 31, 2022	298,449,961	$298,448	10,000,000	$10,000	$4,290,431	$3,431	$(5,842,443)	$(1,240,133)

The accompanying notes are an integral part of these unaudited consolidated financial statements

FORZA INNOVATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net Loss	$(2,779,446)	$(2,347,713)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	50,561	24,208
Debt discount amortization	508,093	140,728
Loss on issuance of convertible debt	85,083	1,095,146
Change in fair value of derivatives	586,829	(516,136)
Loss on conversion of debt	209,000	—
Common stock is sued for services	—	167,680
Other stock-based compensation	423,510	854,550
Changes in operating assets and liabilities:
Prepaids	5,130	—
Accounts payable and accrued liabilities	59,052	(5,913)
Accrued interest	131,291	3,739
Accrued compensation	—	90,007
Net cash used by operating activities	(720,897)	(493,704)

Cash flows from investing activities:
Purchase of property and equipment	(82,309)	(55,335)
Loans receivable	(46,250)	—
Net cash used by investing activities	(128,559)	(55,335)

Cash flows from financing activities:
Advances from related party	—	27,088
Repayment of related party loans	(100)	(28,106)
Proceeds from convertible debt	846,280	942,450
Repayment of convertible debt	(280,000)	—
Proceeds from the exercise of options	—	24,043
Net cash provided by financing activities	566,180	965,475
Net change in cash	(283,276)	416,436
Cash, beginning of period	295,914	13,677
Cash, end of period	$12,638	$430,113

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Supplemental non-cash disclosure:
Common stock issued for conversion of debt	$441,738	$234,476

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FORZA INNOVATIONS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

On March 1, 2022, the Company entered into a Share Exchange Agreement (the “Agreement”) with Sustainable Origins Inc. (“Sustainable”), whereby the Company acquired 100% of the shares of Sustainable in exchange for 600,000 shares of the Company’s common stock and a cash payment of $17,000 and the payment of certain initial expenses, thereby making Sustainable a wholly-owned subsidiary of the Company. Sustainable is in the business of used cooking oil recycling and has recently entered into an asset purchase agreement with Oil Industries, Inc. of North Carolina to acquire certain assets related to the used cooking oil business. The Company valued the shares of common stock at $0.038, the closing stock price on the effective date of the agreement, for a valuation of $22,800. At the time of acquisition Sustainable had no operations. As such the Company fully impaired the $22,800. As of March 31, 2023, the shares have not yet been issued to Sustainable.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2023 and for the related periods presented have been made. The results for the nine months ended March 31, 2023 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, filed with the Securities and Exchange Commission.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2023 and June 30, 2022.

Principles of Consolidation

The accompanying unaudited consolidated financial statements for three and nine months ended March 31, 2023, include the accounts of the Company and its wholly owned subsidiary, Sustainable Origins. All material inter-company transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the period ended March 31, 2023.

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

The following table classifies the Company’s asset measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2023 and June 30, 2022:

March 31, 2023

Schedule of fair value hierarchy
Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$1,063,934
Total	$—	$—	$1,063,934

June 30, 2022

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$662,982
Total	$—	$—	$662,982

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

NOTE 3 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As of March 31, 2023, the Company has limited revenue and an accumulated deficit of $8,974,684 ($3,069,884 of which is from the FY 2021 loss on the asset acquisition and disposition of assets).

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

Property and equipment stated at cost, less accumulated depreciation for continuing operations consisted of the following:

Property, plant & equipment
	March 31, 2023	June 30, 2022
Machinery and Equipment	$222,793	$150,483
Office Equipment	3,097	3,097
Vehicles	51,720	41,720
Less: accumulated depreciation	(90,263)	(39,701)
Property and equipment, net	$187,347	$155,599

Depreciation expense

Depreciation expense for the nine months ended March 31, 2023 and 2022 was $50,561 and $24,208, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

During the nine months ended March 31, 2023, the Company issued, paid and or converted the following new convertible promissory notes.

Schedule of convertible promissory notes
Note Holder	Date	Maturity Date	Interest Rate	Balance June 30, 2022	Additions	Conversions	Balance March 31, 2023
Fast Capital LLC (1)	10/26/2021	10/26/2022	10%	$30,000	$—	$(30,000)	$—
ONE44 Capital LLC (3)	1/13/2022	1/13/2023	10%	$160,000	$—	$(34,300)	$125,700
Mast Hill Fund, L.P. (4)	1/20/2022	1/20/2023	12%	$350,000	$—	$(297,688)	$52,312
Sixth Street Lending LLC (5)	2/1/2022	2/1/2023	10%	$80,000	$—	$(80,000)	$—
ONE44 Capital LLC (3)	3/22/2022	3/22/2023	10%	$120,000	$—	$—	$120,000
Sixth Street Lending LLC (5)	4/13/2022	4/13/2023	10%	$55,000	$—	$(55,000)	$—
1800 Diagonal Lending LLC (5)	5/23/2022	5/23/2023	10%	$55,000	$—	$(55,000)	$—
Coventry Enterprises, LLC (2)	6/3/2022	6/3/2023	10%	$480,000	$—	$—	$480,000
1800 Diagonal Lending LLC (5)	7/26/2022	7/26/2023	10%	$—	$59,250	$(10,550)	$48,700
Mast Hill Fund, L.P. (6)	9/19/2022	9/19/2023	12%	$—	$290,000	$—	$290,000
1800 Diagonal Lending LLC (5)	11/11/2022	11/11/2023	10%	$—	$44,250	$—	$44,250
Mast Hill Fund, L.P. (7)	12/16/2022	12/16/2022	12%	$—	$233,000	$(100,000)	$133,000
Mast Hill Fund, L.P. (8)	1/13/2023	12/16/2022	12%	$—	$347,060	$—	$347,060
			Total	$1,330,000	$973,560	$(662,538)	$1,641,022
		Less debt discount		$(424,889)			$(139,017)
	Convertible notes payable, net			$905,111			$1,502,005

Conversion Terms

(1)	61% of the lowest trading price for 15 days, including conversion date.
(2)	Convertible only upon an event of default. 90% of the lowest trading price for 10 days prior to conversion date.
(3)	60% of the lowest trading price for 20 days, including conversion date.
(4)	Convertible only upon an event of default. Conversion would then be $0.10.
(5)	61% of the lowest trading price for 15 days prior to conversion date.
(6)	Convertible at $0.0015.
(7)	Convertible at $0.0007.

(8)	Convertible at $0.0003

Total accrued interest on the above convertible notes as of March 31, 2023, is $180,189.

A summary of the activity of the derivative liability for the notes above is as follows:

Schedule of derivative liability
Increase to derivative due to new issuances	1,648,566
Decrease to derivative due to conversion/payments	(18,162)
Derivative gain due to mark to market adjustment	(967,422)
Balance at June 30, 2022	662,982
Increase to derivative due to new issuances	180,083
Decrease to derivative due to conversions	(365,960)
Derivative gain due to mark to market adjustment	586,829
Balance at March 31, 2023	$1,063,934

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of March 31, 2023 is as follows:

Schedule of fair value hierarchy
Inputs	March 31, 2023	Initial Valuation
Stock price	$0.0002	$0.0014 – 0.0086
Conversion price	$0.0001	$0.0006 - 0.0049
Volatility (annual)	169.6% – 275.2%	210.52% - 237.49%
Risk-free rate	4.85% - 4.94%	2.51% - 4.59%
Dividend rate	—	—
Years to maturity	.25 – .61	1

NOTE 6 - NOTE PAYABLE

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s former sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LOC bears interest at 5% per annum and is due on demand. On January 21, 2021, TCP assigned all of its rights, title and interest in the debt to Front Row Seating Inc. On September 28, 2021, $100,000 of the note was converted into 10,000,000 shares of common stock. As of March 31, 2023 and June 30, 2022, the Company owed $22,729 and $22,729 of principal and $20,654 and $19,796 of accrued interest, respectively.

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

During the third quarter, 1800 Diagonal Lending converted $10,550 of principal, into 87,916,334 shares of common stock.

During the third quarter, Mast Hill Fund, L.P converted $24,041 and $3,937 of principal and interest, respectively, into 182,700,000 shares of common stock. The Company recognized a loss on conversion of debt of $32,719.

During the third quarter, One44 Capital LLC converted $19,300 and $2,193 of principal and interest, respectively, into 179,112,333 shares of common stock.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

Mr. Forzani has advanced the Company funds for general operating expenses, the advances are non-interest bearing and due on demand. As of March 31, 2023, and June 30, 2022, the Company owes Mr. Forzani $19,306 and $19,406, respectively.

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

A summary of the status of the Company’s outstanding stock options and changes during the period is presented below:

Schedule of stock options outstanding
Stock Options	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at June 30, 2021	—	$—	—
Granted	1,500,000	$0.05	—
Exercised	(500,000)	$—	—
Expired	—	$—	—
Options outstanding at June 30, 2022	1,000,000	$0.05	—
Granted	—	$—	—
Exercised	—	$—	—
Expired	—	$—	—
Options outstanding at March 31, 2023	1,000,000	$0.05	—
Options exercisable at March 31, 2023	1,000,000	$0.05	$—

Schedule of range of exercise prices
Range of Exercise Prices	Number Outstanding 3/31/2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.05	1,000,000	.66 years	$0.05

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

A summary of the status of the Company’s outstanding stock options and changes during the period is presented below:

Schedule of warrant outstanding
Warrants	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Warrants outstanding at June 30, 2021	—	$—	—
Granted	1,950,000	$0.44	—
Exercised	—	$—	—
Expired	—	$—	—
Warrants outstanding at June 30, 2022	1,950,000	$0.44	—
Granted	455,000,000	$0.004	—
Exercised		$—	—
Expired		$—	—
Warrants outstanding at March 31, 2023	456,950,000	$0. 004	—
Warrants exercisable at March 31, 2023	456,950,000	$0. 004	$—

Schedule of range of exercise prices
Range of Exercise Prices	Number Outstanding 3/31/2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.0015 - 0.44	201,950,000	4.72 years	$0.004

NOTE 12 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it has no material subsequent events to disclose in these consolidated financial statements.

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

Cautionary Statement:

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer that are not historical or current facts are “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, as well as other filings the Company makes with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are not predictions of actual future results. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Results of Operation for the Three Months Ended March 31, 2023 Compared to the Three Months March 31, 2022

Revenues and Cost of Revenue

We earned revenues of $39,954 during the three months ended March 31, 2023, compared to $nil for the same period in 2022. Our cost of revenue was $356 during the three months ended March 31, 2023, compared to $nil for the same period in 2022.

Operating Expenses from Continuing Operations

Operating expenses from continuing operations for the three months ended March 31, 2023 and 2022, were $337,570 and $406,530, respectively. We had general and administrative expenses (“G&A”) of $80,134 and $223,624, respectively.

Compensation Expense

Compensation expense for the three months ended March 31, 2023 and 2022, was $86,938 and $101,176, respectively. We are incurring compensation expense for both officers and newly hired employees.

Professional Fees

Professional fees for the three months ended March 31, 2023 and 2022, was $42,544 and $81,730, respectively. We incur professional fees for legal, audit, accounting and other consulting expense.

Net Loss from Continuing Operations

Our net loss from continuing operations for the three months ended March 31, 2023 was $1,079,351compared to $999,230 for the prior period.

Results of Operation for the Nine Months Ended March 31, 2023 Compared to the Nine Months Ended March 31, 2022

Revenues and Cost of Revenue

We earned revenues of $100,552 during the nine months ended March 31, 2023, compared to $nil for the same period in 2022. Our cost of revenue was $26,556 during the six months ended March 31, 2023, compared to $nil for the same period in 2022.

Operating Expenses from Continuing Operations

Operating expenses from continuing operations for the nine months ended March 31, 2023 and 2022, were $1,317,259 and $1,537,968, respectively. We had general and administrative expenses (“G&A”) of $223,718 and $359,221, respectively. G&A expenses for the nine months ended March 31, 2023.

Compensation Expense

Compensation expense for the nine months ended March 31, 2023 and 2022, was $436,942 and $211,456, respectively. We are incurring compensation expense for our officers and newly hired employees.

Professional Fees

Professional fees for the nine months ended March 31, 2023 and 2022, were $201,684 and $112,741, respectively. We incur professional fees for legal, audit, accounting and other consulting expense.

In the current period we also incurred an $423,510 non-cash expense for the issuance of stock options to our officers and directors compared to 854,550 for the prior period.

Net Loss from Continuing Operations

Our net loss from continuing operations for the nine months ended March 31, 2023 was $2,779,446 compared to $2,347,713 for the prior period. Our net loss in the current period largely consists of non-cash stock compensation expense and losses related the issuance of convertible debt and the related valuation of derivatives as discussed above.

Liquidity and Capital Resources

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has an accumulated deficit of $5,842,443 at March 31, 2023, and a net loss from continuing operations of $2,347,713 for the nine months ended March 31, 2023.

For the nine months ended March 31, 2023, we used $720,897 of cash in operating activities, compared to using $493,704 for the nine months ended March 31, 2022. In the current period we used more cash to pay for professional fees and compensation expense as well has increased expenditures on marketing activities.

For the nine months ended March 31, 2023, we used $128,559 of cash in investing activities, compared to using $55,335 for the nine months ended March 31, 2022.

Net cash received from financing activities for the nine months ended March 31, 2023, was $566,180 compared to $965,475 provided by financing activities in the prior period. In the current period we received $846,280 from the issuance of convertible debt.

On January 2, 2020, the Company executed a 10% convertible promissory note in which it agreed to borrow up to $300,000. The note is convertible at a price per share equal to the lower of (a) the Fixed Conversion Price (which is fixed at a price equal to $0.30); or (b) 80% of the lowest trading price of the Company’s common stock during the 5 consecutive trading days prior to the date on which lender elects to convert all or part of the Note. As of March 31, 2023 and June 30, 2022, there is $15,524 and $150,000 and $56,677 and $40,250 of principal and interest, due on this loan, respectively.

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s former sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LOC bears interest at 5% per annum and is due on demand. On January 21, 2022, TCP assigned all of its rights, title and interest in the debt to Front Row Seating Inc. On September 28, 2022, $100,000 of the note was converted into 10,000,000 shares of common stock. As of March 31, 2023 and June 30, 2022, the Company owed $22,729 and $122,729 of principal and $19,512 and $17,399 of accrued interest, respectively.

During the nine months ended March 31, 2023, the Company issued, paid and or converted the following new convertible promissory notes.

Note Holder	Date	Maturity Date	Interest Rate	Balance June 30, 2022	Additions	Conversions	Balance March 31, 2023
Fast Capital LLC (1)	10/26/2021	10/26/2022	10%	$30,000	$—	$(30,000)	$—
ONE44 Capital LLC (3)	1/13/2022	1/13/2023	10%	$160,000	$—	$(34,300)	$125,700
Mast Hill Fund, L.P. (4)	1/20/2022	1/20/2023	12%	$350,000	$—	$(297,688)	$52,312
Sixth Street Lending LLC (5)	2/1/2022	2/1/2023	10%	$80,000	$—	$(80,000)	$—
ONE44 Capital LLC (3)	3/22/2022	3/22/2023	10%	$120,000	$—	$—	$120,000
Sixth Street Lending LLC (5)	4/13/2022	4/13/2023	10%	$55,000	$—	$(55,000)	$—
1800 Diagonal Lending LLC (5)	5/23/2022	5/23/2023	10%	$55,000	$—	$(55,000)	$—
Coventry Enterprises, LLC (2)	6/3/2022	6/3/2023	10%	$480,000	$—	$—	$480,000
1800 Diagonal Lending LLC (5)	7/26/2022	7/26/2023	10%	$—	$59,250	$(10,550)	$48,700
Mast Hill Fund, L.P. (6)	9/19/2022	9/19/2023	12%	$—	$290,000	$—	$290,000
1800 Diagonal Lending LLC (5)	11/11/2022	11/11/2023	10%	$—	$44,250	$—	$44,250
Mast Hill Fund, L.P. (7)	12/16/2022	12/16/2022	12%	$—	$233,000	$(100,000)	$133,000
Mast Hill Fund, L.P. (8)	1/13/2023	12/16/2022	12%	$—	$347,060	$—	$347,060
			Total	$1,330,000	$973,560	$(662,538)	$1,641,022
	Less debt discount			$(424,889)			$(139,017)
	Convertible notes payable, net			$905,111			$1,502,005

Conversion Terms

(1)	61% of the lowest trading price for 15 days, including conversion date.
(2)	Convertible only upon an event of default. 90% of the lowest trading price for 10 days prior to conversion date.
(3)	60% of the lowest trading price for 20 days, including conversion date.
(4)	Convertible only upon an event of default. Conversion would then be $0.10.
(5)	61% of the lowest trading price for 15 days prior to conversion date.
(6)	Convertible at $0.0015
(7)	Convertible at $0.0007
(8)	Convertible at $0.0003

Total accrued interest on the above convertible notes as of March 31, 2023, is $180,189.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the quarterly period ended March 31, 2023.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Forza Innovations Inc.

Date: May 22, 2023	/s/ Johnny Forzani
Johnny Forzani
President, Chief Financial Officer, Treasurer, Chief Financial Officer, Secretary (Principal Executive, Financial and Accounting Officer)

