Form 10-K
period 2023-06-30
Forza Innovations Inc
filed 2024-01-17
CIK 1683131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

_________________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2023

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

Yes ☐  No ☒

As of December 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $815,939.29 based on the closing price of $0.0005 of the registrant’s common stock.  The calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant.  This determination of affiliate status is not a determination for other purposes.

As of September 30, 2023, there were 1,901,878,583 shares of common stock outstanding.

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

PART 1

ITEM 1. BUSINESS

We were incorporated on December 9, 2014 in the state of Florida. On February 17, 2022, we filed Articles of Continuance with the Secretary of State for the state of Wyoming. Accordingly, we transferred our state of formation from Florida to Wyoming and became a Wyoming entity and are now subject to the provisions of the Wyoming Business Corporation Act.

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

We also successfully completed our first acquisition of “Sustainable Origins” which is an eco-friendly ESG company, that converts used cooking oil to reusable biodiesel. This acquisition is part of our ongoing strategic plan for future revenue and expansion. While our primary focus will always be revolving around the innovation of wearable technology, these projects will take time to market. We want to align ourselves with like-minded Entrepreneurs that will mesh well with our team and collective interest. Having the ability to acquire companies current operations to generate steady revenue streams, will also help aid in financing the production of “WarmUp” and other products we will develop.

Products and Services

As of June 30, 2023, we have developed the WarmUp series product line designed as WarmUp. It is a cutting edge, innovative, wearable back compression device, used to relax, WarmUp, loosen, or relax stiff & sore muscles. The therapeutic application of heat causes a change in temperature of the soft tissues which decreases joint stiffness and relieves inflammation. When combined with the strategic placement of our medical grade support ribs & ergonomic design, WarmUp’s Thermal Therapy is unmatched. Warmup was originally designed to help aid marquee Pro Athletes perform at their best. However, the “WarmUp Series” will be for everyone. Ideal for a chilly day on the links, Ski/Snowboarding, Hunter/Fishers, Outdoor work force, Medical, Military, & everything in between!

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

Sales & Marketing

As of June 30, 2023, we are actively working with current and former professional athletes who are not only using the product, but investing its future success. It is no secret that athlete endorsement is both tried and tested marketing strategy to appeal to the masses. Our athlete ambassadors and investors will actively leverage their social media profiles to promote the product Online. With tens of millions combined followers between them, the opportunities for exponential growth are pronounced.

Customers

As of June 30, 2023 we are in developmental stages and do not have any customers. However, our subsidiary Sustainable Origins has approximately 25 customers.

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

Research and Development; Intellectual Property

As of June 30, 2023, we are developing proprietary technologies that will give us an edge in competing with its competitors. We are in the process of filing patents to protect our IP. We will file utility, design, full spectrum patents on the created IP. We will also register eligible products as Medical Devices so patients with chronic pain can get the product free through insurance. We have engaged a patent attorney and are in the process of filing a provisional patent on our second generation line of WarmUp products.

Suppliers

As of June 30, 2023, we currently have developed beta samples in China that have patentable IP.

Employees

As of June 30, 2023, we had 1 employee and our wholly-owned subsidiary Sustainable Origins had 1 employee.

Foreign and Domestic Operations and Export Sales

As of June 30, 2023, we had no operations or any significant sales in any foreign country.

Government Regulation

Our operations are subject to certain foreign, federal, state and local regulatory requirements relating to, among others, environmental, waste management, labor and health and safety matters. As of June 30, 2023, management believes that our business is operated in material compliance with all such regulations.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

As of June 30, 2023, our address was located 406 9th Avenue, Suite 210, San Diego, California 92101. We believe this space is adequate for our current needs.

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

Fiscal Year Ending June 2023	HIGH	LOW
Quarter Ending September 30, 2022	$0.0189	$0.0016
Quarter Ending December 31, 2022	$0.0034	$0.0004
Quarter Ending March 31, 2023	$0.0007	$0.0001
Quarter Ending June 30, 2023	$0.003	$0.00001

Fiscal Year Ending June 2022	HIGH	LOW
Quarter Ending September 30, 2020	$0.90	$0.1631
Quarter Ending December 31, 2020	$0.33	$0.05
Quarter Ending March 31, 2022	$0.12	$0.025
Quarter Ending June 30, 2022	$0.037	$0.0081

HOLDERS

The approximate number of registered stockholders of record as of June 30, 2023 is 20.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Overview

We were incorporated on December 9, 2014 in the state of Florida. On February 17, 2022, we filed Articles of Continuance with the Secretary of State for the state of Wyoming. Accordingly, we transferred our state of formation from Florida to Wyoming and became a Wyoming entity and are now subject to the provisions of the Wyoming Business Corporation Act.

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

We have successfully completed our first acquisition of “Sustainable Origins” which is an eco-friendly ESG company, that converts used cooking oil to reusable biodiesel. This acquisition is part of our ongoing strategic plan for future revenue and expansion. While our primary focus will always be revolving around the innovation of wearable technology, these projects will take time to market. We want to align ourselves with like-minded Entrepreneurs that will mesh well with our team and collective interest. Having the ability to acquire companies current operations to generate steady revenue streams, will also help aid in financing the production of “WarmUp” and other products we will develop.

Results of Operation for the Year Ended June 30, 2023 Compared to the Year Ended June 30, 2022

Revenues and Cost of Revenue

We earned gross revenue of $114,596 during the year ended June 30, 2023, compared to $25,871 for the same period in 2022. Our cost of revenue was $26,897 during the year ended June 30, 2023, compared to $2,792 for the same period in 2022

Operating Expenses from Continuing Operations

Operating expenses from continuing operations for the year ended June 30, 2023 consisted of general and administrative expenses of $299,117 (2022 - $152,315); advertising and marketing expenses of $31,405 (2022 - $111,527); compensation expense of $475,110 (2022 - $319,857); professional fees of $208,725 (2022 - $270,318); and, stock based compensation of $nil (2022 - $1,068,731).

Net Loss from Continuing Operations

Our net loss from continuing operations for the years ended June 30, 2023 was $926,658 compared to $1,899,669 for the year ended June 30, 2022. The decrease in our net loss in mainly due a decrease in operating expenses.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, we had an accumulated deficit of $10,950,944 at June 30, 2023, and had a net loss from continuing operations of $4,755,706 for year ended June 30, 2023.

For the year ended June 30, 2023, we used net cash of $763,535 in operating activities, compared to using net cash of $712,145 for the year ended June 30, 2022.

Net cash used in investing activities for the year ended June 30, 2023 and 2022 was $128,559 and $75,612, respectively, for the purchase of property and equipment.

Net cash received from financing activities for the year ended June 30, 2023 was $596,180 compared to $1,069,994 provided by financing activities in the prior period.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2023 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the year ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors and officers are appointed by our board of directors and serve at the discretion of the board, subject to applicable employment agreements. The following table sets forth information regarding our executive officers and the members of our board of directors.

Name	Age	Position
Johnny Forzani	35	President, CEO, Treasurer, CFO, Secretary and Director
Tom Forzani	72	Director
Geoff Stanbury	72	Director

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

Mr. Forzani has been the founder of G-Tech Apparel USA Inc. and G-Tech Apparel Canada Inc since 2014. From, 2014 to 2022, Mr. Forzani acted as CEO and CTO of both companies. He has been our President, CEO, Treasurer, CFO, Secretary and a Director since January 21, 2023.

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

In 1974, Mr. Forzani was one of the Original Founders and Owners of Forzani Locker Room which became the Canadian publicly traded company The Forzani Group in 1993. The Forzani Group went from one store in 1974, to a retail empire encompassing more than 500 retail locations and over 13,000 employees. In 2011, The Forzani Group sold to Canadian conglomerate Canadian Tire Corporation for $800,000,000 (Canadian Dollars). Tom Forzani has been a Director since January 21, 2023.

Geoff Stanbury, was born and raised in South West England and immigrated to North America at 19. In 1981 shortly after settling in Alberta, Mr. Stanbury founded his company Good Earth Environs which specializes in Land, Snow, and Erosion management. Good Earth has maintained contracts with some of Alberta’s largest Residential companies including Brookfeild RP, for over 20 years.

Today, Mr. Stanbury is a seasoned Investor with a portfolio ranging in both the private and public sector. Mr. Stanbury is passionate about entrepreneurship and innovation. He looks forward to providing veteran leadership to the board, assisting in the best way possible, on the path to success. Mr. Stanbury has been a Director since January 21, 2023.

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

Board Committees

As of June 30, 2023, the Company did not currently maintain a board of directors that is composed of a majority of “independent” directors. The Company does not expect to initially appoint an audit committee, nominating committee and/or compensation committee, or to adopt charters relative to each such committees.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, or paid to our chief executive officer and the most highly-compensated executive officers (other than the chief executive officer) who were serving as executive officers as of June 30, 2023 for services rendered in all capacities to us for the fiscal years ended June 30, 2023, 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Johnny Forzani	2023	106,000	0	0	0	0	0	106,000
CEO, CFO, Director	2022	159,000	0	0	0	0	0	159,000
Tom Forzani	2023	0	0	0	0	0	0	0
Director	2022	0	0	0	0	0	0	0
Geoff Stanbury	2023	0	0	0	0	0	0	0
Director	2022	0	0	0	0	0	0	0

Employment and Consulting Agreements

None

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes, for each of the named executive officers, the number of shares of common stock underlying outstanding stock options held as of June 30, 2023.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($) [1]	Option expiration date
Johnny Forzani	600,000	0	$0.05	August 3, 2023
Tom Forzani	250,000	0	$0.05	August 3, 2023
Geoff Stanbury	150,000	0	$0.05	August 3, 2023
13

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of June 30, 2023 by:

•	each of our stockholders who is known by us to beneficially own 5% or more of our common stock;
•	each of our executive officers;
•	each of our directors; and
•	all of our directors and current executive officers as a group.

Beneficial ownership is determined based on the rules and regulations of the Commission. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. Applicable percentage ownership in the following table is based on the total of 220,009,575 shares of common stock outstanding as of June 30, 2023. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that are subject to options or warrants held by that person and exercisable as of, or within 60 days of, June 30, 2023. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each person named in the table has sole voting and dispositive power with respect to the shares of common stock set forth opposite that person’s name. Unless indicated below, the address of each individual listed below is c/o Forza Innovations, Inc. 30 Forzani Way NW, Calgary, Alberta T3Z 1L5.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Johnny Forzani	170,600,000	77.5%
Tom Forzani	250,000	(1)
Geoff Stanbury	150,000	(1)
All Officers and Directors	170,950,000	77.7%

(1) less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BF Borgers CPA PC served as our independent registered public accounting firm for the 2023 fiscal year and Michael Gillespie & Associates, PLLC served as our independent registered public accounting firm for the 2022 fiscal year.  The following table shows the fees that were billed for the audit and other services provided by these firms for 2023 and 2022 fiscal years.

	2023	2022
Audit Fees	$38,500	$36,600
Audit-Related Fees	$-0-	$-0-
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-
Total	$38,500	$36,600

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

Forza Innovations, Inc.

Date: January 17, 2024	By:	/s/ Johnny Forzani
Johnny Forzani
President, Chief Financial Officer, Treasurer, Chief Financial Officer, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Johnny Forzani	President, Chief Financial Officer, Treasurer, Chief Financial Officer, Secretary, Director	January 17, 2024
Johnny Forzani

/s/ Tom Forzani	Director	January 17, 2024
Tom Forzani

/s/ Geoff Stanbury	Director	January 17, 2024
Geoff Stanbury
16

FORZA INNOVATIONS INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Forza Innovations Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Forza Innovations Inc. as of June 30, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

January 17, 2024

FORZA INNOVATIONS INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	June 30, 2022
ASSETS
Current assets:
Cash	$—	$295,914
Prepaid	—	5,130
Notes receivable, net of allowance of $46,987 and $0, respectively	—	—
Total current assets	—	301,044
Machinery and equipment, net	91,404	155,599
Deposit	—	5,913
Total long term assets	91,404	161,512
Total Assets	$91,404	$462,556

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$110,792	$49,972
Accrued interest	284,092	129,564
Convertible notes payable, net of discount of $256,653 and $424,889, respectively	1,787,069	905,111
Derivative liability	2,475,446	662,982
Loan payable	22,729	22,729
Due to related party	19,306	19,406
Total current liabilities	4,699,434	1,789,764
Total liabilities	4,699,434	1,789,764

Commitments and contingencies

Stockholders' equity (deficit):
Class B Preferred stock, $0.001 par value, 25,000,000 shares authorized, 10,000,000 issued and outstanding	10,000	10,000
Common stock, $0.001 par value, 100,000,000,000 shares authorized; 1,421,744,158 and 220,009,575 shares issued and outstanding, respectively	1,421,744	220,009
Common stock to be issued	26,531	26,231
Additional paid-in capital	4,884,639	4,611,790
Accumulated deficit	(10,950,944)	(6,195,238)
Total stockholders' deficit	(4,608,030)	(1,327,208)
Total Liabilities and Stockholders' Deficit	$91,404	$462,556

The accompanying notes are an integral part of these consolidated financial statements.

FORZA INNOVATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2023	2022
Revenue	$114,596	$25,871
Cost of revenue	26,897	2,792
Gross margin	87,699	23,079

Operating Expenses:
General & administrative expenses	299,117	152,315
Advertising and marketing	31,405	111,527
Compensation expense	475,110	319,857
Professional fees	208,725	270,318
Stock based compensation	—	1,068,731
Total operating expenses	1,014,357	1,922,748
Loss from operations	(926,658)	(1,899,669)

Other income (expense):
Interest revenue	737	—
Interest expense	(234,219)	(150,351)
Loss on issuance of convertible debt	(165,729)	(1,165,877)
Loss on conversion of debt	(212,590)	—
Change in fair value of derivatives	(1,383,120)	967,422
Debt discount amortization	(1,389,565)	(377,426)
Early payment penalty	(12,150)	(41,057)
Penalty expense for convertible debt	(346,000)	—
Loss on disposal of assets	(86,412)	(10,750)
Impairment expense	—	(22,800)
Total other expense	(3,829,048)	(800,839)

Loss before income taxes	(4,755,706)	(2,700,508)
Provision for income taxes	—	—
Net Loss	$(4,755,706)	$(2,700,508)
Net loss per common share, basic & diluted	$(0.01)	$(0.01)
Weighted common shares outstanding, basic & diluted	770,884,033	286,360,095

The accompanying notes are an integral part of these consolidated financial statements.

FORZA INNOVATIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED JUNE 30, 2022 AND 2023

	Common Shares	Common Stock	Preferred Shares	Preferred Stock	Paid in Capital	Common stock to be Issued	Accumulated Deficit	Total
Balance, June 30, 2021	281,000,000	$281,000	10,000,000	$10,000	$2,921,000	$—	$(3,494,730)	$(282,730)
Shares issued for conversion of debt	26,608,313	26,608	—	—	332,244	—	—	358,852
Options exercised – related party	500,000	500	—	—	23,543	—	—	24,043
Fair value of options granted for compensation – related party	—	—	—	—	854,550	—	—	854,550
Shares issued for acquisition	—	—	—	—	—	22,800	—	22,800
Shares issued for cash	5,000,000	5,000	—	—	31,005	—	—	36,005
Shares granted for services	1,201,262	1,201	—	—	34,837	—	—	36,038
Shares granted for financing costs	5,700,000	5,700	—	—	205,050	3,431	—	214,181
Fair value of warrants granted with debt issuance	—	—	—	—	109,561	—	—	109,561
Shares cancelled – related party	(100,000,000)	(100,000)	—	—	100,000	—	—	—
Net loss	—	—	—	—	—	—	(2,700,508)	(2,700,508)
Balance, June 30, 2022	220,009,575	220,009	10,000,000	10,000	4,611,790	26,231	(6,195,238)	(1,327,208)
Shares issued for conversion of debt	1,101,734,583	1,101,735	—	—	(50,661)	—	—	1,051,074
Fair value with debt issuance of warrants granted	—	—	—	—	423,510	—	—	423,510
Shares issues – related party	100,000,000	100,000	—	—	(100,000)	—	—	—
Shares issues – commitment fee	—	—	—	—	—	300	—	300
Net loss	—	—	—	—	—	—	(4,755,706)	(4,755,706)
Balance, June 30, 2023	1,421,744,158	$1,421,744	10,000,000	$10,000	$4,884,639	$26,531	$(10,950,944)	$(4,608,030)

The accompanying notes are an integral part of these consolidated financial statements.

FORZA INNOVATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2023	2022
Cash flows from operating activities:
Net Loss	$(4,755,706)	$(2,700,508)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	60,091	36,021
Debt discount amortization	1,389,564	377,426
Loss on issuance of convertible debt	165,729	1,165,877
Change in fair value of derivatives	1,383,120	(967,422)
Loss on conversion of debt	212,590	—
Penalty expense for convertible debt	346,000	—
Common stock issued for services	300	250,219
Fair value of options granted for compensation – related party	—	854,550
Fair value of warrants granted with debt issuance		110,361
Bad debt expense	46,987	—
Loss on disposal of assets	86,412	10,750
Loss on disposition of assets and liabilities	—	22,800
Changes in operating assets and liabilities:
Prepaids	5,130	(5,130)
Other assets	5,913	(5,913)
Accounts payable and accrued liabilities	60,819	11,218
Accrued interest	229,516	127,606
Net cash used by operating activities	(763,535)	(712,145)

Cash flows from investing activities:
Purchase of property and equipment	(82,309)	(75,612)
Loans receivable	(46,250)	—
Net cash used by investing activities	(128,559)	(75,612)

Cash flows from financing activities:
Advances from related party	—	27,088
Repayment of related party loans	(100)	(62,516)
Proceeds from convertible debt	876,280	1,410,374
Repayment of convertible debt	(280,000)	(365,000)
Proceeds from sale of common stock	—	36,005
Proceeds from the exercise of options	—	24,043
Net cash provided by financing activities	596,180	1,069,994

Net change in cash	(295,914)	282,237

Cash, beginning of year	295,914	13,677
Cash, end of year	$—	$295,914

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Supplemental non-cash disclosure:
Common stock issued for conversion of debt	$461,050	$340,691

The accompanying notes are an integral part of these consolidated financial statements.

FORZA INNOVATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

On March 1, 2022, the Company entered into a Share Exchange Agreement (the “Agreement”) with Sustainable Origins Inc. (“Sustainable”), whereby the Company acquired 100% of the shares of Sustainable in exchange for 600,000 shares of the Company’s common stock and a cash payment of $17,000 and the payment of certain initial expenses, thereby making Sustainable a wholly-owned subsidiary of the Company. Sustainable is in the business of used cooking oil recycling and has recently entered into an asset purchase agreement with Oil Industries, Inc. of North Carolina to acquire certain assets related to the used cooking oil business. The Company valued the shares of common stock at $0.038, the closing stock price on the effective date of the agreement, for a valuation of $22,800. At the time of acquisition Sustainable had no operations. As such the Company fully impaired the $22,800. As of June 30, 2023, the shares have not yet been issued to Sustainable.

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

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2023 and 2022.

Principles of Consolidation

The accompanying consolidated financial statements for the years ended June 30, 2023 and 2022, include the accounts of the Company and its wholly owned subsidiary, Sustainable Origins. All material inter-company transactions have been eliminated in consolidation.

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

The following table classifies the Company’s asset measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2023 and 2022:

June 30, 2023

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$2,475,446
Total	$—	$—	$2,475,446

June 30, 2022
Derivative	$—	$—	$662,982
Total	$—	$—	$662,982

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of June 30, 2023, and 2022, no liability for unrecognized tax benefits was required to be reported.

Revenue Recognition

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). The Company determines revenue recognition through the following steps:

•	Identification of a contract with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when or as the performance obligations are satisfied.

Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Shipping and handling activities associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment activity and recognized as revenue at the point in time at which control of the goods transfers to the customer. As a practical expedient, the Company does not adjust the transaction price for the effects of a significant financing component if, at contract inception, the period between customer payment and the transfer of goods or services is expected to be one year or less.

Basic and Diluted Loss Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of June 30, 2023, there are warrants to purchase up to 951,950,000 shares of common stock, options to purchase up to 1,000,000 shares of common stock and approximately 14,000,000,000 (14 Bil) dilutive shares of common stock from convertible notes payable. As of June 30, 2022, there are warrants to purchase up to 1,90,000 shares of common stock, options to purchase up to 1,000,000 shares of common stock and approximately 106,000,000 dilutive shares of common stock from convertible notes payable. As of June 30, 2023 and 2022, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As of June 30, 2023, the Company has limited revenue and an accumulated deficit of $10,950,944.

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

NOTE 4 – LOANS RECEIVABLE

On October 4, 2022, the Company entered into a Secured Loan Agreement with Team Moving Forward Recovery Group LLC (“Team”), whereby the Company loaned $15,000 to Team. The loan was to be repaid by December 3, 2022. The loan bears interest at 3% and is currently in default. The Company has established a reserve account to fully reserve for this receivable; therefore, the receivable is presented on the balance sheet at $0.

On January 23, 2023, the Company entered into a Secured Loan Agreement with Denver Dumpster LLC (“Denver”), whereby the Company had loaned $31,250 to Denver. The loan was to be repaid by April 30, 2023, unless an agreement to acquire Denver was entered into, which did not occur. The loan bears interest at 3% and is currently in default. The Company has established a reserve account to fully reserve for this receivable; therefore, the receivable is presented on the balance sheet at $0.

NOTE 5 – MACHINERY AND EQUIPMENT

Long lived assets, including property and equipment to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected future cash flows of the related assets are less than their carrying values. Measurement of an impairment loss is based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

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

During the year ended June 30, 2023, the Company wrote of certain property and equipment no longer in use, resulting in a loss on disposal of $86,412.

Property and equipment stated at cost, less accumulated depreciation for continuing operations consisted of the following:

	June 30, 2023	June 30, 2022
Machinery and Equipment	$88,387	$150,483
Office Equipment	3,097	3,097
Vehicles	38,122	41,720
Less: accumulated depreciation	(38,202)	(39,701)
Property and equipment, net	$91,404	$155,599

Depreciation expense

Depreciation expense for the years ended June 30, 2023 and 2022 was $60,091 and $36,021, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

During the year ended June 30, 2023, the Company issued, paid and or converted the following new convertible promissory notes.

Schedule of convertible promissory notes
Note Holder	Date	Maturity Date	Interest Rate	Balance June 30, 2022	Additions	Conversions	Balance June 30, 2023
Fast Capital LLC (1)	10/26/2021	10/26/2022	10%	$30,000	$—	$(30,000)	$—
ONE44 Capital LLC (3)	1/13/2022	1/13/2023	10%	$160,000	$—	$(37,600)	$122,400
Mast Hill Fund, L.P. (4)	1/20/2022	1/20/2023	12%	$350,000	$250,000	$(297,688)	$302,312
Sixth Street Lending LLC (5)	2/1/2022	2/1/2023	10%	$80,000	$—	$(80,000)	$—
ONE44 Capital LLC (3)	3/22/2022	3/22/2023	10%	$120,000	$—	$—	$120,000
Sixth Street Lending LLC (5)	4/13/2022	4/13/2023	10%	$55,000	$—	$(55,000)	$—
1800 Diagonal Lending LLC (5)	5/23/2022	5/23/2023	10%	$55,000	$—	$(55,000)	$—
Coventry Enterprises, LLC (2)	6/3/2022	6/3/2023	10%	$480,000	$96,000	$—	$576,000
1800 Diagonal Lending LLC (5)	7/26/2022	7/26/2023	10%	$—	$59,250	$(10,550)	$48,700
Mast Hill Fund, L.P. (6)	9/19/2022	9/19/2023	12%	$—	$290,000	$—	$290,000
1800 Diagonal Lending LLC (5)	11/11/2022	11/11/2023	10%	$—	$44,250	$—	$44,250
Mast Hill Fund, L.P. (7)	12/16/2022	12/16/2022	12%	$—	$233,000	$(100,000)	$133,000
Mast Hill Fund, L.P. (8)	1/13/2023	12/16/2022	12%	$—	$347,060	$—	$347,060
Coventry Enterprises, LLC (9)	5/12/2023	5/12/2024	10%	$—	$60,000	$—	$60,000
			Total	$1,330,000	$1,379,560	$(665,838)	$2,043,722
	Less debt discount			$(424,889)			$(256,653)
	Convertible notes payable, net			$905,111			$1,787,069

Conversion Terms

(1)	61% of the lowest trading price for 15 days, including conversion date.
(2)	Convertible only upon an event of default. 90% of the lowest trading price for 10 days prior to conversion date.
(3)	60% of the lowest trading price for 20 days, including conversion date.
(4)	Convertible only upon an event of default. Conversion would then be $0.10.
(5)	61% of the lowest trading price for 15 days prior to conversion date.
(6)	Convertible at $0.0015
(7)	Convertible at $0.0007
(8)	Convertible at $0.0003
(9)	Monthly payments of $9,428.57. Convertible only upon an event of default. Conversion would then be 90% of the lowest trade during the 30 days prior to conversion.

Total accrued interest on the above convertible notes as of June 30, 2023, is $180,685.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at June 30, 2021	—
Increase to derivative due to new issuances	1,648,566
Decrease to derivative due to conversion/payments	(18,162)
Derivative gain due to mark to market adjustment	(967,422)
Balance at June 30, 2022	$662,982
Increase to derivative due to new issuances	806,026
Decrease to derivative due to conversions	(376,682)
Derivative loss due to mark to market adjustment	1,383,120
Balance at June 30, 2023	$2,475,446

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of June 30, 2022, is as follows:

Inputs	June 30, 2023	Initial Valuation
Stock price	$0.0002	$0.0014 – 0.0086
Conversion price	$.0001	$0.0006 - 0.0049
Volatility (annual)	510.66% – 521.39%	210.52% - 237.49%
Risk-free rate	5.43%	2.51% - 4.59%
Dividend rate	—	—
Years to maturity	.25 – .37	1

NOTE 7 - NOTE PAYABLE

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s former sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LO

LOC bears interest at 5% per annum and is due on demand. On January 21, 2021, TCP assigned all of its rights, title and interest in the debt to Front Row Seating Inc. On September 28, 2021, $100,000 of the note was converted into 10,000,000 shares of common stock. As of June 30, 2023 and June 30, 2022, the Company owed $22,729 and $22,729 of principal and $20,940 and $19,796 of accrued interest, respectively.

NOTE 8 – COMMON STOCK

On October 20, 2021, the Company issued Tangiers Global, LLC (“Tangiers”)25,000 shares of its Common Stock as a commitment fee for a financing agreement that the Company will no longer be utilizng. The shares were valued at $0.1373, the closing price on the date of grant for total non-cash expense of $3,431. As of June 30, 2022, the shares have not yet been issued by the transfer agent and are disclosed as common stock to be issued.

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

During the year ended June 30, 2022, Mast Hill purchased 5,000,000 shares of common stock for total cash payment of $36,005.

During the year ended June 30, 2022, Fast Capital. LLC converted $35,000 of their note payable into 5,000,000 shares of common stock.

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

During Q1 FY 2023, Fast Capital LLC converted $30,000 and $4,550 of principal and interest, respectively, into 11,328,868 shares of common stock.

During the first quarter, One44 Capital LLC converted $15,000 and $744 of principal and interest, respectively, into 5,247,947 shares of common stock.

During Q1 FY 2023, 1800 Diagonal Lending converted $80,000 and $4,626 of principal and interest, respectively, into 34,739,138 shares of common stock.

During Q1 FY 2023, Mast Hill Fund, L.P converted $2,040 and $42,200 of principal and interest, respectively, into 23,400,000 shares of common stock. The Company recognized a loss on conversion of debt of $20,840.

During Q2 FY 2023, 1800 Diagonal Lending converted $110,000 and $5,500 of principal and interest, respectively, into 186,262,331 shares of common stock.

During Q2 FY 2023, Mast Hill Fund, L.P converted $121,607 of principal, into 210,500,000 shares of common stock. The Company recognized a loss on conversion of debt of $113,263.

During Q3 FY 2023, 1800 Diagonal Lending converted $10,550 of principal, into 87,916,334 shares of common stock.

During Q3 FY 2023, Mast Hill Fund, L.P converted $24,041 and $3,937 of principal and interest, respectively, into 182,700,000 shares of common stock. The Company recognized a loss on conversion of debt of $32,718.

During Q3 FY 2023, One44 Capital LLC converted $19,300 and $2,193 of principal and interest, respectively, into 179,112,333 shares of common stock.

During Q4 FY 2023, One44 Capital LLC converted $3,300 and $411 of principal and interest, respectively, into 61,856,167 shares of common stock.

During Q4 FY 2023, Mast Hill Fund, L.P converted $15,600 of interest into 130,000,000 shares of common stock. The Company recognized a loss on conversion of debt of $3,590.

NOTE 9 – PREFERRED STOCK

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

NOTE 10 - RELATED PARTY TRANSACTIONS

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

NOTE 11– STOCK OPTIONS

On August 3, 2021, the Company granted 1,000,000 options to Johnny Forzani, CEO, 250,000 options to Geoff Stanbury, director, and 250,000 options to Tom Forzani, Director. The options were issued pursuant the Company’s 2021 Equity Award Plan. The options are exercisable at $0.05, are immediately vested and expire in two years. On July 25, 2022, the Company reissued the 100,000,000 shares of common stock that were previously cancelled by Mr. Forzani. There was no impact to the Company’s Statement of Operations for either the cancellation or the re-issuance of the shares.

Mr. Forzani has advanced the Company funds for general operating expenses, the advances are non-interest bearing and due on demand. As of June 30, 2023 and 2022, the Company owes Mr. Forzani $19,306 and $19,406, respectively.

A summary of the status of the Company’s outstanding stock options and changes during the period is presented below:

Stock Options	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at June 30, 2021	—	$—	—
Granted	1,500,000	0.05	—
Exercised	(500,000)	$—	—
Expired	—	$—	—
Options outstanding at June 30, 2022	1,000,000	$0.05	—
Granted	—	$—	—
Exercised	—	$—	—
Expired	—	$—	—
Options outstanding at June 30, 2023	1,000,000	$0.05	—
Options exercisable at June 30, 2023	1,000,000	$0.05	$—

Schedule of range of exercise prices
Range of Exercise Prices	Number Outstanding 6/30/2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.05	1,000,000	.41 years	$0.05

NOTE 12 – WARRANTS

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

Using the fair value calculation, the relative fair value between the debt issued and the warrants was calculated to determine the warrants recorded equity amount of $108,769, accounted for in additional paid in capital and debt discount to be amortized over the term of the loan.

On January 13, 2023, the Company, closed a Securities Purchase Agreement (the “Purchase Agreement”) with Mast Hill, pursuant to which the Company issued Mast Hill a convertible promissory note in the principal amount of $347,000 (the “Note”), a five-year warrant to purchase up to 347,000,000 shares of common stock at a price of $0.001 per share (the “First Warrant”) and a warrant to purchase up to 148,000,000 shares of common stock at a price of $0.003 per share (the “Second Warrant”). The second warrant is only exercisable upon an “Event of Default” as defined in the Note.

Using the fair value calculation, the relative fair value between the debt issued and the warrants was calculated to determine the warrants recorded equity amount of $126,066, accounted for in additional paid in capital and debt discount to be amortized over the term of the loan.

A summary of the status of the Company’s outstanding stock options and changes during the period is presented below:

Schedule of warrant outstanding
Warrants	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Warrants outstanding at June 30, 2021	—	$—	—
Granted	1,950,000	$0.44	—
Exercised	—	$—	—
Expired	—	$—	—
Warrants outstanding at June 30, 2022	1,950,000	$0.44	—
Granted	455,000,000	$0.004	—
Exercised		$—	—
Expired		$—	—
Warrants outstanding at June 30, 2023	456,950,000	$0.004	—
Warrants exercisable at June 30, 2023	456,950,000	$0.004	$—

Schedule of range of exercise prices
Range of Exercise Prices	Number Outstanding 3/31/2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.0015 - 0.44	201,950,000	4.72 years	$0.004

NOTE 13 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used for the fiscal year ended June 30, 2023 and 2022.

Net deferred tax assets consist of the following components as of June 30:

	2023	2022
Deferred Tax Assets:
NOL Carryover	$2,299,000	$1,301,000
Deferred tax liabilities:
Less valuation allowance	(2,299,000)	$(1,301,000)
Net deferred tax assets	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended June 30, due to the following:

	2023	2022
Federal income tax benefit attributable to:
Current operations	$(998,000)	$(567,000)
Less: Valuation allowance	998,000	567,000
Net provision for Federal income taxes	$—	$—

At June 30, 2023, the Company had net operating loss carry forwards of approximately $2,299,000 that may be offset against future taxable income from the year 2024 to 2042. No tax benefit has been reported in the June 30, 2023 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 14 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it has no material subsequent events to disclose in these consolidated financial statements other than the following.

Subsequent to June 30, 2023, Mast Hill converted $36,024 of accrued interest into 300,200,000 shares of common stock.

Subsequent to June 30, 2023, 1800 Diagonal converted $4,795 of principal into 78,600,000 shares of common stock.

Subsequent to June 30, 2023, Coventry converted $6,175 of accrued interest into 90,000,000 shares of common stock.

