Form 10-Q
period 2023-09-30
Forza Innovations Inc
filed 2024-02-13
CIK 1683131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended: September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FORZA INNOVATIONS, INC.

Wyoming	000-56131	30-0852686
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

406 9th Avenue, Suite 210, San Diego, California 92101
(Address of Principal Executive Offices) (Zip Code)

(619) 324-7388
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changes since last report)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 6, 2024, the issuer had 1,996,778,583 shares of its common stock issued and outstanding.

1

FORZA INNOVATIONS INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORZA INNOVATIONS INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and June 30, 2023 (Audited)
Consolidated Statements of Operations for the three months ended September 30, 2023 and 2022
Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended September 30, 2023 and 2022
Consolidated Statements of Cash Flows for the three months ended September 30, 2023 and 2022
Notes to the Consolidated Financial Statements

FORZA INNOVATIONS INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	June 30, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$—	$—
Total current assets	—	—
Machinery and equipment, net	88,391	91,404
Deposit	—	—
Total long term assets	88,391	91,404
Total Assets	$88,391	$91,404

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$109,302	$110,792
Accrued interest	309,028	284,092
Convertible notes payable, net of discount of $104,199 and $256,653, respectively	1,934,728	1,787,069
Derivative liability	2,856,517	2,475,446
Loan payable	22,729	22,729
Due to related party	19,306	19,306
Total current liabilities	5,251,610	4,699,434
Total liabilities	5,251,610	4,699,434

Commitments and contingencies

Stockholders' equity (deficit):
Class B Preferred stock, $0.001 par value, 25,000,000 shares authorized, 10,000,000 issued and outstanding	10,000	10,000
Common stock, $0.001 par value, 100,000,000,000 shares authorized; 1,800,550,715 and 1,421,744,158 shares issued and outstanding, respectively	1,800,551	1,421,744
Common stock to be issued	26,531	26,531
Additional paid-in capital	4,598,744	4,884,639
Accumulated deficit	(11,599,045)	(10,950,944)
Total stockholders' deficit	(5,163,219)	(4,608,030)
Total Liabilities and Stockholders' Deficit	$88,391	$91,404

The accompanying notes are an integral part of these consolidated financial statements.

FORZA INNOVATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,
	2023	2022
Revenue	$32,233	$28,983
Cost of revenue	1,428	5,440
Gross margin	30,805	23,543

Operating Expenses:
General & administrative expenses	15,509	63,330
Advertising and marketing	—	17,102
Compensation expense	8,320	184,796
Professional fees	8,500	82,942
Stock based compensation	—	188,675
Total operating expenses	32,329	536,845

Loss from operations	(1,524)	(513,302)

Other income (expense):
Interest expense	(60,959)	(59,145)
Loss on issuance of convertible debt	—	(38,333)
Loss on conversion of debt	(33,306)	(20,840)
Change in fair value of derivatives	(404,365)	(5,739)
Debt discount amortization	(152,454)	(200,644)
Gain on conversion of debt	4,507	—
Total other expense	(646,577)	(324,701)

Loss before income taxes	(648,101)	(838,003)

Provision for income taxes	—	—

Net Loss	$(648,101)	$(838,003)

Net loss per common share, basic & diluted	$(0.00)	$(0.00)
Weighted common shares outstanding, basic & diluted	1,457,174,878	325,326,864

The accompanying notes are an integral part of these consolidated financial statements.

FORZA INNOVATIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Common Shares	Common Stock	Preferred Shares	Preferred Stock	Paid in Capital	Common stock to be Issued	Accumulated Deficit	Total
Balance, June 30, 2023	1,421,744,158	$1,421,744	10,000,000	$10,000	$4,884,639	$26,531	$(10,950,944)	$(4,608,030)
Shares issued for conversion of debt	378,806,557	378,807	—	—	(285,895)	—	—	92,912
Net loss	—	—	—	—	—	—	(648,101)	(648,101)
Balance, September 30, 2023	1,800,550,715	$1,800,551	10,000,000	$10,000	$4,598,744	$26,531	$(11,599,045)	$(5,163,219)

	Common Shares	Common Stock	Preferred Shares	Preferred Stock	Paid in Capital	Common stock to be Issued	Accumulated Deficit	Total
Balance, June 30, 2022	220,009,575	$220,009	10,000,000	$10,000	$4,611,790	$26,231	$(6,195,238)	$(1,327,208)
Shares issued for conversion of debt	74,714,953	74,715	—	—	280,337	—	—	355,052
Fair value of warrants granted	—	—	—	—	188,675	—	—	188,675
Shares issues – related party	100,000,000	100,000	—	—	(100,000)	—	—	—
Net loss	—	—	—	—	—	—	(838,003)	(838,003)
Balance, September 30, 2022	394,724,528	$394,724	10,000,000	$10,000	$4,980,802	$26,231	$(7,033,241)	$(1,621,484)

The accompanying notes are an integral part of these consolidated financial statements.

FORZA INNOVATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net Loss	$(648,101)	$(838,003)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	3,013	14,028
Debt discount amortization	152,454	200,644
Loss on issuance of convertible debt	—	38,333
Change in fair value of derivatives	404,365	5,739
Loss on conversion of debt	33,306	20,840
Gain on conversion of debt	(4,507)	—
Fair value of warrants granted with debt issuance	—	188,675
Changes in operating assets and liabilities:
Prepaids	—	5,130
Accounts payable and accrued liabilities	(1,490)	60,662
Accrued interest	60,960	59,145
Net cash used by operating activities	—	(244,807)

Cash flows from investing activities:
Purchase of property and equipment	—	(82,309)
Net cash used by investing activities	—	(82,309)

Cash flows from financing activities:
Repayment of related party loans	—	(100)
Proceeds from convertible debt	—	305,780
Net cash provided by financing activities	—	305,680

Net change in cash	—	(21,436)

Cash, beginning of period	—	295,914
Cash, end of period	$—	$274,478

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Supplemental non-cash disclosure:
Common stock issued for conversion of debt	$92,912	$179,160

The accompanying notes are an integral part of these consolidated financial statements.

FORZA INNOVATIONS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2023 and for the related periods presented have been made. The results for the three months ended September 30, 2023 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, filed with the Securities and Exchange Commission.

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

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2023 and 2022.

Principles of Consolidation

The accompanying consolidated financial statements for the three months ended September 30, 2023 and 2022, include the accounts of the Company and its wholly owned subsidiary, Sustainable Origins. All material inter-company transactions have been eliminated in consolidation.

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

The following table classifies the Company’s asset measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2023 and 2022:

September 30, 2023

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$2,856,517
Total	$—	$—	$2,856,517

June 30, 2022
Derivative	$—	$—	$2,475,446
Total	$—	$—	$2,475,446

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

Basic and Diluted Loss Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of September 30, 2023, there are warrants to purchase up to 951,950,000 shares of common stock, options to purchase up to 1,000,000 shares of common stock and approximately 14,600,000,000 (14.6 Bil) dilutive shares of common stock from convertible notes payable. As of September 30, 2022, there are warrants to purchase up to 201,950,000 shares of common stock, options to purchase up to 1,000,000 shares of common stock and approximately 470,000,000 dilutive shares of common stock from convertible notes payable. As of September 30, 2023 and 2022, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As of September 30, 2023, the Company has limited revenue and an accumulated deficit of $11,599,045.

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

Property and equipment stated at cost, less accumulated depreciation for continuing operations consisted of the following:

	September 30, 2023	June 30, 2023
Machinery and Equipment	$88,387	$88,387
Office Equipment	3,097	3,097
Vehicles	38,122	38,122
Less: accumulated depreciation	(41,215)	(38,202)
Property and equipment, net	$88,391	$91,404

Depreciation expense

Depreciation expense for the three months ended September 30, 2023 and 2022 was $ 3,013 and $14,028, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

During the period ended September 30, 2023, the Company issued, paid and or converted the following new convertible promissory notes.

Schedule of convertible promissory notes
Note Holder	Date	Maturity Date	Interest Rate	Balance June 30, 2023	Additions	Conversions	Balance September 30, 2023
ONE44 Capital LLC (2)	1/13/2022	1/13/2023	10%	$122,400	$—	$—	$122,400
Mast Hill Fund, L.P. (3)	1/20/2022	1/20/2023	12%	$302,312	$—	$—	$302,312
ONE44 Capital LLC (2)	3/22/2022	3/22/2023	10%	$120,000	$—	$—	$120,000
Coventry Enterprises, LLC (1)	6/3/2022	6/3/2023	10%	$576,000	$—	$—	$576,000
1800 Diagonal Lending LLC (4)	7/26/2022	7/26/2023	10%	$48,700	$—	$(4,795)	$43,905
Mast Hill Fund, L.P. (5)	9/19/2022	9/19/2023	12%	$290,000	$—	$—	$290,000
1800 Diagonal Lending LLC (4)	11/11/2022	11/11/2023	10%	$44,250	$—	$—	$44,250
Mast Hill Fund, L.P. (6)	12/16/2022	12/16/2022	12%	$133,000	$—	$—	$133,000
Mast Hill Fund, L.P. (7)	1/13/2023	12/16/2022	12%	$347,060	$—	$—	$347,060
Coventry Enterprises, LLC (8)	5/12/2023	5/12/2024	10%	$60,000	$—	$—	$60,000
	Total			$2,043,722	$—	$(4,795)	$2,038,867
	Less debt discount			$(256,653)			$(104,199)
	Convertible notes payable, net			$1,787,069		(4,795)	$1,934,728

Conversion Terms

(1)	Convertible only upon an event of default. 90% of the lowest trading price for 10 days prior to conversion date.
(2)	60% of the lowest trading price for 20 days, including conversion date.
(3)	Convertible only upon an event of default. Conversion would then be $0.10.
(4)	61% of the lowest trading price for 15 days prior to conversion date.
(5)	Convertible at $0.0015
(6)	Convertible at $0.0007
(7)	Convertible at $0.0003
(8)	Monthly payments of $9,428.57. Convertible only upon an event of default. Conversion would then be 90% of the lowest trade during the 30 days prior to conversion.

Total accrued interest on the above convertible notes as of September 30, 2023 and June 30, 2023, is $287,803 and $263,154, respectively.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at June 30, 2022	662,982
Increase to derivative due to new issuances	806,026
Decrease to derivative due to conversion/payments	(376,682)
Derivative gain due to mark to market adjustment	1,383,120
Balance at June 30, 2023	$2,475,446
Increase to derivative due to new issuances	—
Decrease to derivative due to conversions	(23,294)
Derivative loss due to mark to market adjustment	404,365
Balance at September 30, 2023	$2,856,517

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of September 30, 2022, is as follows:

Inputs	June 30, 2023	Initial Valuation
Stock price	$0.0002	$0.0014 – 0.0086
Conversion price	$.0001	$0.0006 - 0.0049
Volatility (annual)	510.66% – 521.39%	210.52% - 237.49%
Risk-free rate	5.43%	2.51% - 4.59%
Dividend rate	—	—
Years to maturity	.25 – .37	1

NOTE 7 - NOTE PAYABLE

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s former sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LOC bears interest at 5% per annum and is due on demand. On January 21, 2021, TCP assigned all of its rights, title and interest in the debt to Front Row Seating Inc. On September 28, 2021, $100,000 of the note was converted into 10,000,000 shares of common stock. As of September 30, 2023 and June 30, 2023, the Company owed $21,226 and $22,729 of accrued interest, respectively.

NOTE 8 – COMMON STOCK

During Q1 FY 2024, Mast Hill converted $36,024 of accrued interest into 300,200,000 shares of common stock.

During Q1 FY 20243, 1800 Diagonal converted $4,795 of principal into 78,600,000 shares of common stock.

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

NOTE 10 - RELATED PARTY TRANSACTIONS

Mr. Forzani has advanced the Company funds for general operating expenses, the advances are non-interest bearing and due on demand. As of September 30, 2023 and June 30, 2023, the Company owes Mr. Forzani $19,306 and $19,306, respectively.

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

A summary of the status of the Company’s outstanding stock options and changes during the period is presented below:

Stock Options	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at June 30, 2023	1,000,000	$0.05	—
Granted	—	$—	—
Exercised	(1,000,000)	$—	—
Expired	—	$—	—
Options outstanding at September 30, 2023	—	$—	—
Options exercisable at September 30, 2023	—	$—	$—

Stock Options	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at June 30, 2023	1,000,000	$0.05	—
Granted	—	—	—
Exercised	(1,000,000)	$—	—
Expired	—	$—	—
Options outstanding at September 30, 2023	—	$—	—
Options exercisable at September 30, 2023	—	$—	$—

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

A summary of the status of the Company’s outstanding stock options and changes during the period is presented below

Schedule of warrant outstanding
Warrants	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Warrants outstanding at June 30, 2022	1,950,000	$0.44	—
Granted	950,000,000	$0.002	—
Exercised	—	$—	—
Expired	—	$—	—
Warrants outstanding at June 30, 2023	951,950,000	$0.004	—
Granted	—	$—	—
Exercised	—	$—	—
Expired	—	$—	—
Warrants outstanding at September 30, 2023	951,950,000	$0.003	—
Warrants exercisable at September 30, 2023	951,950,000	$0.003	$—

Schedule of range of exercise prices
Range of Exercise Prices	Number Outstanding September 30, 2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.0015 - 0.50	951,950,000	4.20 years	$0.003

NOTE 14 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it has no material subsequent events to disclose in these unaudited consolidated financial statements other than the following.

Subsequent to September 30, 2023, Coventry converted $6,175 of accrued interest into 90,000,000 shares of common stock.

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

Cautionary Statement:

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer that are not historical or current facts are “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, as well as other filings the Company makes with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are not predictions of actual future results. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

We have also acquired “Sustainable Origins” which is an eco-friendly ESG company, that converts used cooking oil to reusable biodiesel. This acquisition is part of our ongoing strategic plan for future revenue and expansion. While our primary focus will always be revolving around the innovation of wearable technology, these projects will take time to market. We want to align ourselves with like-minded Entrepreneurs that will mesh well with our team and collective interest. Having the ability to acquire companies current operations to generate steady revenue streams, will also help aid in financing the production of “WarmUp” and other products we will develop.

Results of Operation for the Three Months Ended September 30, 2023 Compared to the September 30, 2022

Revenues and Cost of Revenue

We earned revenues of $32,233 during the three months ended September 30, 2023, compared to $28,983 for the same period in 2022. Our cost of revenue was $1,428 during the three months ended September 30, 2023, compared to $5,440 for the same period in 2022.

Operating Expenses from Continuing Operations

Operating expenses from continuing operations for the three months ended September 30, 2023 and 2022, consisted of general and administrative expenses of $15,509 and $63,330, respectively. During the three months ended September 30, 2023, we incurred $nil of advertising and marketing expenses compared to $17,102 for the same period in 2022. We also had $8,380 of compensation expense for the three months ended September 30, 2023, compared to $184,796 for the same period in 2022. We incurred $8,500 in professional fees for the three months ended September 30, 2023, compared to $82,942 for the same period in 2022. Stock based compensation was $nil for the three months ended September 30, 2023, compared to $188,675 for the same period in 2022.

Net Loss from Continuing Operations

Our net loss from continuing operations for the three months ended September 30, 2023 was $648,101 compared to $838,003 for the prior period.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $11,599,045 at September 30, 2023, and had a net loss from continuing operations of $1,524 for three months ended September 30, 2023.

For the three months ended September 30, 2023, we used $nil of cash in operating activities, compared to using $244,807 for the three months ended September 30, 2022.

We used $nil cash in investing activities from continuing operations for the three months ended September 30, 2023 compared to $82,309 in2022.

Net cash received from financing activities for the three months ended September 30, 2023 was $nil compared to $305,680 provided by financing activities in the prior period.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the quarterly period ended September 30, 2023.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Forza Innovations Inc.
Date: February 12, 2024	/s/ Johnny Forzani
Johnny Forzani
President, Chief Financial Officer, Treasurer, Chief Financial Officer, Secretary (Principal Executive, Financial and Accounting Officer)

