Form 10-Q
period 2023-12-31
Forza Innovations Inc
filed 2024-04-29
CIK 1683131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2023

or

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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of April 25, 2024, the issuer had 2,521,830,499 shares of its common stock issued and outstanding.

1

FORZA INNOVATIONS INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORZA INNOVATIONS INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

FORZA INNOVATIONS INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	June 30, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$1,214	$—
Total current assets	1,214	—
Machinery and equipment, net	72,186	91,404
Deposit	—	—
Total long term assets	72,186	91,404
Total Assets	$73,400	$91,404

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$110,374	$110,792
Accrued interest	358,681	284,092
Convertible notes payable, net of discount of $26,452 and $256,653, respectively	2,027,715	1,787,069
Derivative liability	1,792,058	2,475,446
Loan payable	22,729	22,729
Due to related party	19,306	19,306
Total current liabilities	4,330,863	4,699,434
Total liabilities	4,330,863	4,699,434

Commitments and contingencies

Stockholders' equity (deficit):
Class B Preferred stock, $0.001 par value, 25,000,000 shares authorized, 10,000,000 issued and outstanding	10,000	10,000
Common stock, $0.001 par value, 100,000,000,000 shares authorized; 1,890,550,715 and 1,421,744,158 shares issued and outstanding, respectively	1,890,551	1,421,744
Common stock to be issued	26,531	26,531
Additional paid-in capital	4,535,744	4,884,639
Accumulated deficit	(10,720,289)	(10,950,944)
Total stockholders' deficit	(4,257,463)	(4,608,030)
Total Liabilities and Stockholders' Deficit	$73,400	$91,404

The accompanying notes are an integral part of these consolidated financial statements.

FORZA INNOVATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three months Ended December 31,		For the Six Months Ended December 31,
	2023	2022	2023	2022
Revenue	$7,756	$31,615	$39,989	$60,598
Cost of revenue	14	20,760	1,442	26,200
Gross margin	7,742	10,855	38,547	34,398

Operating Expenses:
General & administrative expenses	13,558	80,254	29,067	143,584
Advertising and marketing	—	12,415	—	29,517
Compensation expense	6,860	165,208	15,180	350,004
Professional fees	4,659	76,198	13,159	159,140
Stock based compensation	—	108,769	—	297,444
Total operating expenses	25,077	442,844	57,406	979,689

Loss from operations	(17,335)	(431,989)	(18,859)	(945,291)

Other income (expense):
Interest expense	(65,853)	(21,244)	(126,812)	(80,389)
Loss on issuance of convertible debt	(6,137)	(46,750)	(6,137)	(85,083)
Loss on conversion of debt	(10,800)	(155,441)	(44,106)	(176,281)
Change in fair value of derivatives	1,080,596	5,161	676,231	(578)
Gain on conversion of debt	—	—	4,507	—
Loss on disposal of assets	(13,968)	—	(13,968)	—
Debt discount amortization	(87,747)	(199,679)	(240,201)	(400,323)
Early payment penalty	—	(12,150)	—	(12,150)
Total other income (expense)	896,091	(430,103)	249,514	(754,804)

Income (loss) before income taxes	878,756	(862,092)	230,655	(1,700,095)

Provision for income taxes	—	—	—	—

Net Income (Loss)	$878,756	$(862,092)	$230,655	$(1,700,095)

Net income (loss) per common share, basic & diluted	$0.00	$(0.00)	$0.00	$(0.01)

Weighted common shares outstanding, basic	1,812,295,162	533,855,996	1,651,851,927	425,035,657
Weighted common shares outstanding, diluted	10,424,245,162	533,855,996	10,263,801,927	425,035,657

The accompanying notes are an integral part of these consolidated financial statements.

FORZA INNOVATIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Unaudited)

	Common Shares	Common Stock	Preferred Shares	Preferred Stock	Paid in Capital	Common stock to be Issued	Accumulated Deficit	Total
Balance, June 30, 2023	1,421,744,158	$1,421,744	10,000,000	$10,000	$4,884,639	$26,531	$(10,950,944)	$(4,608,030)
Shares issued for conversion of debt	378,806,557	378,807	—	—	(285,895)	—	—	92,912
Net loss	—	—	—	—	—	—	(648,101)	(648,101)
Balance, September 30, 2023	1,800,550,715	1,800,551	10,000,000	10,000	4,598,744	26,531	(11,599,045)	(5,163,219)
Shares issued for conversion of debt	90,000,000	90,000	—	—	(63,000)	—	—	27,000
Net income	—	—	—	—	—	—	878,756	878,756
Balance, December 31, 2023	1,890,550,715	$1,890,551	10,000,000	$10,000	$4,535,744	$26,531	$(10,720,289)	$(4,257,463)

	Common Shares	Common Stock	Preferred Shares	Preferred Stock	Paid in Capital	Common stock to be Issued	Accumulated Deficit	Total
Balance, June 30, 2022	220,009,575	$220,009	10,000,000	$10,000	$4,611,790	$26,231	$(6,195,238)	$(1,327,208)
Shares issued for conversion of debt	74,714,953	74,715	—	—	280,337	—	—	355,052
Fair value of warrants granted	—	—	—	—	188,675	—	—	188,675
Shares issues – related party	100,000,000	100,000	—	—	(100,000)	—	—	—
Net loss	—	—	—	—	—	—	(838,003)	(838,003)
Balance, September 30, 2022	394,724,528	394,724	10,000,000	10,000	4,980,802	26,231	(7,033,241)	(1,621,484)
Shares issued for conversion of debt	385,434,463	385,435	—	—	99,663	—	—	485,098
Fair value of warrants granted	—	—	—	—	108,769	—	—	108,769
Net loss	—	—	—	—	—	—	(862,092)	(862,092)
Balance, December 31, 2022	780,158,991	$780,159	10,000,000	$10,000	$5,189,234	$26,231	$(7,895,333)	$(1,889,709)

The accompanying notes are an integral part of these consolidated financial statements.

FORZA INNOVATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net Income (Loss)	$230,655	$(1,700,095)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	5,250	32,322
Debt discount amortization	240,201	400,323
Loss on issuance of convertible debt	—	85,083
Change in fair value of derivatives	(676,231)	578
Loss on conversion of debt	44,106	176,281
Gain on conversion of debt	(4,507)	—
Loss on issuance of convertible debt	6,137	—
Loss on disposal of assets	13,968	—
Fair value of warrants granted with debt issuance	—	297,444
Changes in operating assets and liabilities:
Prepaids	—	5,130
Accounts payable and accrued liabilities	(418)	67,573
Accrued interest	126,813	75,839
Net cash used by operating activities	(14,026)	(559,522)

Cash flows from investing activities:
Purchase of property and equipment	—	(82,305)
Loans receivable	—	(18,750)
Net cash used by investing activities	—	(101,055)

Cash flows from financing activities:
Repayment of related party loans	—	(100)
Proceeds from convertible debt	15,240	446,280
Repayment of convertible debt	—	(30,000)
Net cash provided by financing activities	15,240	416,180

Net change in cash	1,214	(244,397)

Cash, beginning of period	—	295,914
Cash, end of period	$1,214	$51,517

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Supplemental non-cash disclosure:
Common stock issued for conversion of principal and interest	$57,019	$381,717

The accompanying notes are an integral part of these consolidated financial statements.

FORZA INNOVATIONS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

On March 1, 2022, the Company entered into a Share Exchange Agreement (the “Agreement”) with Sustainable Origins Inc. (“Sustainable”), whereby the Company acquired 100% of the shares of Sustainable in exchange for 600,000 shares of the Company’s common stock and a cash payment of $17,000 and the payment of certain initial expenses, thereby making Sustainable a wholly-owned subsidiary of the Company. Sustainable is in the business of used cooking oil recycling and has recently entered into an asset purchase agreement with Oil Industries, Inc. of North Carolina to acquire certain assets related to the used cooking oil business. The Company valued the shares of common stock at $0.038, the closing stock price on the effective date of the agreement, for a valuation of $22,800. At the time of acquisition Sustainable had no operations. As such the Company fully impaired the $22,800. As of December 31, 2023, the shares have not yet been issued to Sustainable.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2023 and for the related periods presented have been made. The results for the six months ended December 31, 2023 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, filed with the Securities and Exchange Commission

Use of Estimates

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

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2023 and June 30, 2023.

Principles of Consolidation

The accompanying consolidated financial statements for the three and six months ended December 31, 2023 and 2022, include the accounts of the Company and its wholly owned subsidiary, Sustainable Origins. All material inter-company transactions have been eliminated in consolidation.

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

The following table classifies the Company’s asset measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2023 and June 30, 2023:

Schedule of fair value hierarchy
December 31, 2023

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$1,792,058
Total	$—	$—	$1,792,058

June 30, 2023
Derivative	$—	$—	$2,475,446
Total	$—	$—	$2,475,446

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

Basic and Diluted Loss Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of December 31, 2023, there are warrants to purchase up to 951,950,000 shares of common stock, options to purchase up to 1,000,000 shares of common stock and approximately 7,659,000,000 (7.659 Bil) dilutive shares of common stock from convertible notes payable. As of December 31, 2022, there are warrants to purchase up to 456,950,000 shares of common stock, options to purchase up to 1,000,000 shares of common stock and approximately 1,549,000,000 dilutive shares of common stock from convertible notes payable. As of December 31, 2022, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As of December 31, 2023, the Company has limited revenue and an accumulated deficit of $10,720,289.

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

During the six months ended December 31, 2023, the Company wrote of certain property and equipment no longer in use, resulting in a loss on disposal of $13,968.

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

Property, Plant & Equipment
	December 31, 2023	June 30, 2023
Machinery and Equipment	$66,838	$88,387
Office Equipment	3,097	3,097
Vehicles	38,122	38,122
Less: accumulated depreciation	(35,871)	(38,202)
Property and equipment, net	$72,186	$91,404

Depreciation expense

Depreciation expense for the six months ended December 31, 2023 and 2022 was $ 5,250 and $32,322, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

During the period ended December 31, 2023, the Company issued, paid and or converted the following new convertible promissory notes.

Schedule of convertible promissory notes
Note Holder	Date	Maturity Date	Interest Rate	Balance June 30, 2023	Additions	Conversions	Balance December 31, 2023
ONE44 Capital LLC (2)	1/13/2022	1/13/2023	10%	$122,400	$—	$—	$122,400
Mast Hill Fund, L.P. (3)	1/20/2022	1/20/2023	12%	$302,312	$—	$—	$302,312
ONE44 Capital LLC (2)	3/22/2022	3/22/2023	10%	$120,000	$—	$—	$120,000
Coventry Enterprises, LLC (1)	6/3/2022	6/3/2023	10%	$576,000	$—	$—	$576,000
1800 Diagonal Lending LLC (4)	7/26/2022	7/26/2023	10%	$48,700	$—	$(4,795)	$43,905
Mast Hill Fund, L.P. (5)	9/19/2022	9/19/2023	12%	$290,000	$—	$—	$290,000
1800 Diagonal Lending LLC (4)	11/11/2022	11/11/2023	10%	$44,250	$—	$—	$44,250
Mast Hill Fund, L.P. (6)	12/16/2022	12/16/2022	12%	$133,000	$5,240	$—	$138,240
Mast Hill Fund, L.P. (7)	1/13/2023	12/16/2022	12%	$347,060	$—	$—	$347,060
Coventry Enterprises, LLC (8)	5/12/2023	5/12/2024	10%	$60,000	$—	$—	$60,000
1800 Diagonal Lending LLC (9)	11/16/2023	11/1/2024	10%	$—	$10,000	$—	$10,000
	Total			$2,043,722	$15,240	$(4,795)	$2,054,167
	Less debt discount			$(256,653)			$(26,452)
	Convertible notes payable, net			$1,787,069		—	$2,027,715

Conversion Terms

(1)	Convertible only upon an event of default. 90% of the lowest trading price for 10 days prior to conversion date.
(2)	60% of the lowest trading price for 20 days, including conversion date.
(3)	Convertible only upon an event of default. Conversion would then be $0.10.
(4)	61% of the lowest trading price for 15 days prior to conversion date.
(5)	Convertible at $0.0015
(6)	Convertible at $0.0007
(7)	Convertible at $0.0003
(8)	Monthly payments of $9,428.57. Convertible only upon an event of default. Conversion would then be 90% of the lowest trade during the 30 days prior to conversion.
(9)	61% of the lowest trading price for 10 days prior to conversion date.

Total accrued interest on the above convertible notes as of December 31, 2023 and June 30, 2023, is $337,170 and $263,154, respectively.

A summary of the activity of the derivative liability for the notes above is as follows:

Schedule of derivative liability
Balance at June 30, 2022	662,982
Increase to derivative due to new issuances	806,026
Decrease to derivative due to conversions	(376,682)
Derivative loss due to mark to market adjustment	1,383,120
Balance at June 30, 2023	$2,475,446
Increase to derivative due to new issuances	16,137
Decrease to derivative due to conversions	(23,294)
Derivative loss due to mark to market adjustment	(676,231)
Balance at December 31, 2023	$1,792,058

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of December 31, 2023, is as follows:

Schedule of fair value hierarchy
Inputs	December 31, 2023	Initial Valuation
Stock price	$0.0003	$0.0014 – 0.0086
Conversion price	$0.0001 - 0.00018	$0.0006 - 0.0049
Volatility (annual)	451.57% – 200.10%	210.52% - 237.49%
Risk-free rate	4.79% - 5.54%	2.51% - 4.59%
Dividend rate	—	—
Years to maturity	.25 – .88	1

NOTE 7 - NOTE PAYABLE

On November 5, 2017, to fund its working capital requirements the Company obtained a Special Line of Credit (“LOC”) also recognized as a Blanket Secured Promissory Note for the total draw down amount of up to $500,000, from Twiga Capital Partners, LLC (“TCP”), an entity controlled by the Company’s former sole officer and largest stockholder, Shefali Vibhakar. This Note is secured by all of the assets of the Company in accordance with the Security Agreement by and between the Company and the Holder dated as of November 5, 2017. The LOC bears interest at 5% per annum and is due on demand. On January 21, 2021, TCP assigned all of its rights, title and interest in the debt to Front Row Seating Inc. On September 28, 2021, $100,000 of the note was converted into 10,000,000 shares of common stock. As of December 31, 2023 and June 30, 2023, the Company owed $22,729 and $22,729 of principal and $21,512 and $20,940 of accrued interest, respectively.

NOTE 8 – COMMON STOCK

During Q1 FY 2024, Mast Hill converted $36,024 of accrued interest into 300,200,000 shares of common stock.

During Q1 FY 2024, 1800 Diagonal converted $4,795 of principal into 78,600,000 shares of common stock.

During Q2 FY 2024, Coventry converted $16,200 of accrued interest into 90,000,000 shares of common stock.

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

NOTE 10 - RELATED PARTY TRANSACTIONS

Mr. Forzani has advanced the Company funds for general operating expenses, the advances are non-interest bearing and due on demand. As of December 31, 2023 and June 30, 2023, the Company owes Mr. Forzani $19,306 and $19,306, respectively.

NOTE 11– STOCK OPTIONS

On August 3, 2021, the Company granted 1,000,000 options to Johnny Forzani, CEO, 250,000 options to Geoff Stanbury, director, and 250,000 options to Tom Forzani, Director. The options were issued pursuant the Company’s 2021 Equity Award Plan. The options are exercisable at $0.05, are immediately vested and expire in two years.

A summary of the status of the Company’s outstanding stock options and changes during the period is presented below:

Schedule of Stock Options Outstanding
Stock Options	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at June 30, 2023	1,000,000	$0.05	—
Granted	—	—	—
Exercised	(1,000,000)	$—	—
Expired	—	$—	—
Options outstanding at December 31, 2023	—	$—	—
Options exercisable at December 31, 2023	—	$—	$—

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

Using the fair value calculation, the relative fair value between the debt issued and the warrants was calculated to determine the warrants recorded equity amount of $188,675, accounted for in additional paid in capital and debt discount to be amortized over the term of the loan.

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

A summary of the status of the Company’s outstanding stock options and changes during the period is presented below

Schedule of warrant outstanding
Warrants	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Warrants outstanding at June 30, 2022	1,950,000	$0.44	—
Granted	950,000,000	$0.002	—
Exercised	—	$—	—
Expired	—	$—	—
Warrants outstanding at June 30, 2023	951,950,000	$0.004	—
Granted	—	$—	—
Exercised	—	$—	—
Expired	—	$—	—
Warrants outstanding at December 31, 2023	951,950,000	$0.003	—
Warrants exercisable at December 31, 2023	951,950,000	$0.003	$—

Schedule of range of exercise prices
Range of Exercise Prices	Number Outstanding December 31, 2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.0015 - 0.50	951,950,000	3.95 years	$0.003

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it has no material subsequent events to disclose in these unaudited consolidated financial statements other than the following.

Subsequent to December 31, 2023, Mast Hill loaned the Company $5,760. The amount is to be applied to the Convertible Promissory note dated December 16, 2022.

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

Results of Operation for the Three Months Ended December 31, 2023 Compared to the Three Months December 31, 2022

Revenues and Cost of Revenue

We earned revenues of $7,756 during the three months ended December 31, 2023, compared to $31,615 for the same period in 2022. Our cost of revenue was $14 during the three months ended December 31, 2023, compared to $20,760l for the same period in 2022.

Operating Expenses from Continuing Operations

Operating expenses from continuing operations for the three months ended December 31, 2023 and 2022, consisted of general and administrative expenses of $13,558 and $80,254, respectively. During the three months ended December 31, 2023, we incurred $nil of advertising and marketing expenses compared to $12,415 for the same period in 2022. We also had $6,860 of compensation expense for the three months ended December 31, 2023, compared to $165,208 for the same period in 2022. We incurred $4,659 in professional fees for the three months ended December 31, 2023, compared to $76,198 for the same period in 2022. Stock based compensation was $nil for the three months ended December 31, 2023, compared to $108,769 in 2022.

Net Loss from Continuing Operations

Our net loss from continuing operations for the three months ended December 31, 2023 was $17,335 compared to $431,989 for the prior period.

Results of Operation for the Six Months Ended December 31, 2023 Compared to the Six Months Ended December 31, 2022

Revenues and Cost of Revenue

We earned revenues of $39,989 during the six months ended December 31, 2023, compared to $60,598 for the same period in 2022. Our cost of revenue was $1,442 during the six months ended December 31, 2023, compared to $26,200 for the same period in 2022.

Operating Expenses from Continuing Operations

Operating expenses from continuing operations for the six months ended December 31, 2023 and 2022, consisted of general and administrative expenses of $29,067 and $143,584, respectively. During the six months ended December 31, 2023, we incurred $nil of advertising and marketing expenses compared to $29,517 for the same period in 2022. We also had $15,180 of compensation expense for the six months ended December 31, 2023, compared to $350,004 for the same period in 2022. We incurred $13,159 in professional fees for the six months ended December 31, 2023, compared to $159,140 for the same period in 2022. Stock based compensation was $nil for the six months ended December 31, 2023, compared to $297,444 in 2022.

Net Loss from Continuing Operations

Our net loss from continuing operations for the six months ended December 31, 2023 was $18,859 compared to $945,291 for the prior period.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $10,720,289 at December 31, 2023, and had a net gain from continuing operations of $230,655 for the six months ended December 31, 2023.

For the six months ended December 31, 2023, we used $14,026 of cash in operating activities, compared to $559,522 for the six months ended December 31, 2022.

We used net cash of $nil in investing activities for the six months ended December 31, 2023 compared to $101,055 in 2022.

Net cash received from financing activities for the six months ended December 31, 2023 was $15,240 compared to $416,180 provided by financing activities in the prior period. In the current period we received $446,280 from the issuance of convertible debt.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the quarterly period ended December 31, 2023.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Forza Innovations Inc.
Date: April 29, 2024	/s/ Johnny Forzani
Johnny Forzani
President, Chief Financial Officer, Treasurer, Chief Financial Officer, Secretary (Principal Executive, Financial and Accounting Officer)

